Form 10-K
period 1996-03-31
ASECO CORP
filed 1996-06-28
CIK 896645

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

 [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED MARCH 31, 1996

                                      OR

 [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-21294

                               ASECO CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              04-2816806
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

           500 DONALD LYNCH BOULEVARD, MARLBORO, MASSACHUSETTS 01752
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                 508-481-8896

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $.01 PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant was $41,692,896 as of May 31, 1996

                                   3,631,788
       (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 31, 1996)

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates certain information by reference form the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on August 8, 1996.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

  Aseco designs, manufactures and markets test handlers used to automate the testing of integrated circuits in surface mount packages. Surface mount technology ("SMT") has been widely adopted as a package configuration for integrated circuits used in a wide range of applications, including automotive electronics, telecommunications equipment and personal computers, because it permits the production of packaged integrated circuits ("IC devices") which are smaller and/or more powerful than those using conventional packaging technologies. Aseco provides high quality, versatile test handlers designed to maximize the productivity of the significantly more costly testers with which they operate. The Company's net sales have grown from fiscal 1986 through fiscal 1996 at a compound annual growth rate of 35% and the Company has operated profitably for each of the past thirty four consecutive quarters.

INDUSTRY BACKGROUND

  IC devices are tested by semiconductor manufacturers for quality and electrical performance at the end of the manufacturing process and before shipment to end users. In addition, volume purchasers of IC devices often test IC devices during incoming inspection. Test handlers facilitate the fast, automated and cost-effective testing of IC devices. The automated test process requires two major pieces of equipment: a tester and a test handler. Testers are specialized, computer-controlled electronic systems that perform the electrical test of IC devices, including memory, logic, linear, microprocessor and Application Specific Integrated Circuit (ASIC) devices. Test handlers are electro-mechanical systems which are connected to and communicate with the tester. IC devices are loaded into the test handler and are then stabilized at a specified temperature to simulate operating extremes for the IC device. The test handler then transports the IC device to a contactor, which provides an electrical connection between the IC device and the tester and allows an interchange of electrical signals between the tester and device under test so the tester can evaluate the performance of the IC. Finally, the handler segregates the devices as determined by the tester.

  Traditionally, IC devices were attached to one side of a printed circuit board by means of pins, also referred to as leads, that were inserted into pre-drilled holes and soldered to the electrical circuits on the board, a technique known as "through-hole" mounting. SMT, an alternative technology, involves soldering of IC devices directly to the surface of the board. This technology has been increasingly adopted in response to the introduction of more powerful IC devices with more leads and the demand for ever more increasing miniaturization. SMT has several distinct advantages over through-hole technology. First, because IC device leads are not inserted through the board, IC device leads can be closer together allowing IC devices and the boards they populate to be smaller. This reduction in IC device size also enhances circuit processing speed and thus board and system performance. Second, because IC device leads are not inserted through the board, boards can be populated on both sides which further reduces overall required board size.

  The demand for test handlers is driven primarily by IC device production levels and technological changes relating to the packaging of integrated circuits. Because only the test handler has physical contact with the IC devices, changes in integrated circuit packaging have minimal effect on tester requirements but generally have a major effect on test handler requirements and the demand for the test handlers.

  The test handler market is commonly segmented on the basis of the function of the IC devices handled: test handlers which process memory IC devices, such as Dynamic Random Access Memory devices (DRAM) and Static Random Access Memory devices (SRAM), and test handlers which process non-memory IC devices, such as digital, logic, linear, ASIC and microprocessor devices. Non-memory IC devices generally have short test times, are often configured with leads on four sides, come in a wide variety of package configurations and are produced in relatively small lot sizes. Consequently, non-memory IC device test handlers must be able to handle devices gently and transport them to and from the contactor rapidly (the rate at which a test handler is able to do so is called the "index speed") and must be adaptable to accommodate many different package types. Memory IC devices, by contrast, generally have longer test times, have leads on just two sides, come in fewer package configurations and are produced in larger lot sizes. The index speed of memory IC device test handlers is less important because of the long test times of memory IC devices, and gentle handling is often less important because memory IC devices are generally less susceptible to lead damage.

  Test handlers capable of facilitating the testing of multiple IC devices simultaneously ("multi-site" test handlers) have been developed to improve test handler throughput of memory IC devices. Traditionally, multi-site test handlers have not been used in connection with the testing of non-memory IC devices. Recently, however, as non-memory IC devices have become more complex and their test times have correspondingly increased, multi-site test handlers have been used in connection with the testing of non-memory IC devices as well. In addition, certain SRAM IC devices possess characteristics typical of non-memory IC devices, such as shorter test time, leads on four sides and wider variety of package configurations, therefore creating the demand in the SRAM market for a multi-site test handler with fast index speed and gentle handling capabilities.

  The majority of DRAM IC devices are manufactured in Japan and Korea while the majority of non-memory IC devices are manufactured in the United States. A significant number of SRAM IC devices are manufactured in the United States as well as in Japan and Korea.

  To date, the Company's products have primarily addressed the non-memory surface mount IC device portion of the test handler market.

TEST HANDLERS

  Test handlers are used to automate the electrical testing of IC devices. IC devices are loaded into the handler from tubes, magazines or trays. They are then transported to a temperature chamber within the test handler where they are thermally conditioned at temperatures typically ranging from -55 to +155 Celsius to simulate operating extremes for the IC device. After the IC devices are stabilized at a specified temperature, the test handler positions the IC devices within a contactor, which provides an electrical connection between the IC device and the tester and insulates the tester from the temperature extremes inside the handler. Test routines can last from fractions of a second to minutes depending on the type of IC device being tested and the purpose of the test. After testing, the tester signals the test handler to sort the IC devices into various categories for shipment, additional testing or disposal.

  There are three basic types of test handlers: gravity-feed systems, pick and place systems and air-bearing systems. The appropriate type of test handler is generally determined by the size and lead configuration of the IC devices being tested and by throughput requirements. The gravity-feed system, the oldest of the three test handler types, is the predominant test handler for through-hole IC devices. As the name indicates, gravity-feed systems rely on gravity to move IC devices through the test handler. This type of test handler has the advantage of being able to process IC devices quickly, but has a greater tendency to damage IC devices with leads on four sides. Damaged leads can cause soldering defects when the IC devices are mounted on boards, which in turn increases re-work and warranty costs. Pick and place systems, in contrast, transport IC devices by means of robotic arms, which prevent the IC devices from coming into contact with one another and reduce the chance of lead damage. While pick and place systems are suitable for fragile IC devices that are susceptible to lead damage such as the Quad Flat Pack (QFP), they typically process IC devices more slowly than other types of test handlers. Air-bearing systems, which transport IC devices on a bed of air in the temperature chamber, permit high-speed processing while minimizing the potential for lead damage characteristic of gravity-feed systems.

KEY TEST HANDLER FEATURES

  The primary function of the test handler is to automate the testing process therefore increasing the productivity of the tester resulting in the accurate testing of IC devices at the lowest per unit cost possible. Important test handler features include:

  Gentle Handling. In order for the test handler user to maximize yield and the quality of the IC devices it ships, it is imperative that the test handler not damage the IC devices it processes. Due to their fragility, surface mount IC device leads are especially susceptible to damage, and as IC devices with higher lead counts and more fragile leads have become more prevalent, gentle handling has become an increasingly important test handler feature. Aseco offers test handlers with all three IC device transport mediums--gravity-feed, air-bearing and pick and place, allowing customers to use the type of test handler most suitable for the IC device being tested. In addition, Aseco test handlers are equipped with vacuum stops, limited force contactors and other features to further minimize lead damage.

  Signal Integrity. Signal integrity is the ability of the test handler to facilitate accurate transmission of electrical signals between the tester and the IC device being tested. Poor transmission can lead to incorrect test results. Aseco maximizes its performance in this area by equipping its test handlers with Aseco's proprietary contactors which position the IC device under test in close proximity to the tester which allows fast and accurate signal transmission.

  Cold Operation. The ability of the test handler to operate for extended periods of time at cold temperatures (typically -55 Celsius) without interruption for defrosting is an especially important factor in the overall productivity of the test handler. Aseco has developed considerable expertise in thermal engineering and insulation technology which is reflected by the fact that its test handlers are capable of operating for long periods over multiple work shifts without interruption.

  Productivity. The productivity of a test handler is largely a function of the rate at which it moves IC devices through the test handler ("throughput") and the percentage of time the test handler is available for use ("uptime"). The throughput of Aseco's test handlers is enhanced by their use of forced air to thermally condition IC devices. This produces an effect analogous to wind chill and minimizes the time IC devices are required to stay in the temperature chamber. The Company believes its handlers are able to achieve high uptime because of their relatively simple design which reduces jam rates and the frequency and duration of required maintenance. Maintenance time is also reduced by the diagnostic software incorporated in each Aseco test handler.

  Versatility. With the increase in the number of different IC device lead configurations, an important feature of a test handler is its ability to accommodate IC devices with different lead configurations. Through the use of easy to install conversion kits, Aseco's test handlers are currently capable of processing many different IC device configurations.

ASECO PRODUCTS

  Aseco offers a range of products to address the varying IC device test handling requirements of its customers. The Company's test handlers share certain common features including the ability to operate at cold, ambient and hot temperatures and a menu-driven CRT user interface that displays test handler performance and diagnostic information. All of the Company's current products have been introduced since fiscal 1990, except for the S-130 which was introduced in fiscal 1987. The Company's products are as follows:

 Model S-130 Test Handler

  The Company's principal product is currently its S-130 test handler, the successor to the Company's original S-150 product. The S-130 is a versatile air-bearing test handler, capable of handling a broad array of non-memory IC device types. Through the use of conversion kits, the S-130 is currently able to accommodate a wide variety of IC device configurations. The S-130 reaches throughput rates of 2,400 devices per hour, and has the capability to operate at temperatures between -55 and +150 Celsius. The versatility of the S-130 has made it popular with suppliers of ASIC devices and others who need to test a relatively small number of many different IC device package types.

 Model S-170 Test Handler

  The S-170 is a high-speed gravity-feed test handler capable of a throughput rate of 6,000 IC devices per hour. This test handler is equipped with high performance contactors and provides test handling at temperatures ranging from
- -55 to +155 Celsius. Changing between different IC device package lead counts is achieved by simple keypad entry on a menu-driven CRT display. The S-170 is most appropriate for high volume testing of small surface mount IC devices having short test times and leads on only two sides such as linear devices.

 Model S-170C Test Handler

  The S-170C is a modified version of the S-170 gravity feed test handler. It offers all the features and capabilities of the S-170 plus the ability to handle a broader spectrum of the popular SOIC package types and, accordingly, has a target market that is approximately twice as large as the market for the original S-170 model.

 Model TL-50 Test Handler

  The TL-50 is a pick and place test handler, particularly suitable for handling fragile lead IC devices such as the popular QFP package. The TL-50 has a throughput capacity of 1,200 devices per hour and operates at temperatures ranging from -55 to +155 Celsius. Key features of the TL-50 include its simple design, which enhances uptime, and the ease with which it can be converted to handle different package types plus automatic tray loading and unloading.

 Model S-200 Test Handler

  The S-200 is the successor to the TL-50. It has the same functionality and form factor as the TL-50. Its key distinguishing feature is its ability, through the addition of an optional machine vision system, to provide the added capability of in-line lead inspection in addition to its normal electrical test handling mode.

 Model S-450 Test Handler

  The S-450, the successor to the S-400, has all of the features of a S-400 plus additional automation. The S-450 is a versatile, high capacity, highly automated test handler employing an air-bearing transport system. This product incorporates the best features of Aseco's other test handlers, while incorporating additional capabilities such as a touch screen user interface, multi-site testing, high throughput and automated IC device loading and unloading. The S-450 meets the demand for higher throughput at lower cost per IC device tested and in addition to PLCC and SOIC(W) has the ability to accommodate new, larger IC devices with high lead counts such as the Molded Carrier Ring (MCR).

  The multi-site test capability of the S-450 allows up to eight IC devices to be tested simultaneously, thereby dramatically improving throughput. The Company believes that this feature will enable the Company to strengthen its position in its existing markets as test times of non-memory IC devices become longer. In addition, this product is the Company's first offering to the SRAM portion of the surface mount IC device test handler market. The Company believes that the high throughput and gentle handling features of the S-450 make it particularly suitable for SRAM devices which have more leads and shorter test times than many other memory IC devices. The S-450 can be converted to handle numerous IC device package types and, like the Company's other test handler models, allows testing at hot, cold and ambient temperatures.

 Remanufacturing Services

  During fiscal 1996, the Company established a remanufacturing services group which provides services such as machine upgrades, reconditioning and reconfiguration for all of the Company's test handler models.

CUSTOMERS

  An integral part of Aseco's overall strategy is to maintain close relationships with its customers and to broaden its customer base. In fiscal 1996, approximately 96% of the Company's net sales represented repeat business. In addition, since 1988 the Company has succeeded in adding an average of three to five new customers each quarter.

  Customers for the Company's products are primarily semiconductor manufacturers, but also include volume purchasers of IC devices and companies engaged in the business of testing IC devices for others.

  As of March 31, 1996, the Company had sold 992 test handler systems to approximately 121 customers. In fiscal 1996, one customer accounted for 12% of net sales. In fiscal 1995, no single customer accounted for 10% or more of the Company's net sales. In fiscal 1994, two customers accounted for more than 10% of net sales, one representing approximately 20% and a second representing approximately 11% of the Company's net sales.

SALES AND MARKETING

  The Company markets its products primarily through manufacturers' representative organizations. As of March 31, 1996, the Company had nine United States manufacturers' representatives and six international manufacturers' representatives located in London, Munich, Seoul, Singapore, Sweden and Taipei.

  The Company's sales organization coordinates the activities of the Company's manufacturers' representatives and actively participates with them in selling efforts. Aseco provides sales and technical support to its manufacturers' representatives through the Company's sales and service offices in Marlboro, Massachusetts, Santa Clara, California and Kuala Lumpur, Malaysia and Malta. The Company's marketing efforts include participation in industry trade shows and production of product literature. These efforts are designed to generate sales leads for the Company's manufacturers' representatives.

  To date, the Company's international sales have been primarily to customers located in the Asia Pacific region (excluding Japan) and Western Europe. International sales accounted for approximately 42%, 42%, and 40% of the Company's net sales in fiscal 1996, 1995 and 1994, respectively.

  All of the Company's international sales are invoiced in U.S. dollars and, accordingly, have not historically been subject to fluctuating currency exchange rates. The Company's international sales are subject to certain risks common to many export activities, such as governmental regulations, export license requirements and the risk of imposition of tariffs and other trade barriers.

BACKLOG

  The Company's backlog which consists of customer purchase orders which the Company expects to fill within the next twelve months, was approximately $7,900,000 as of March 31, 1996. Because all purchase orders are subject to cancellation or delay by customers with limited or no penalty, the Company's backlog is not necessarily indicative of future revenues or earnings. The Company typically ships its test handlers within eight to ten weeks of receipt of purchase order and its conversion kits and spare parts within a shorter period.

CUSTOMER SERVICE

  The Company believes that strong customer service is important in achieving its goal of high customer satisfaction. Aseco's customer service organization, augmented by the Company's engineering personnel, provides product training, telephone technical support, applications support, maintenance and operations manuals and on-site service and repair. Such services are provided from the Company's headquarters in Marlboro, Massachusetts and from one other domestic and seven international field service centers, each strategically located near customers to minimize response time to customer service requests. Six of the eight international field service centers are maintained by the Company's manufacturers' representative organizations and two directly by the Company.

  The Company warranties its products against defects in material and workmanship for a period of up to one year. To date, the Company's warranty claims have not been material. The Company believes its accrual for product warranties is adequate.

PRODUCT DEVELOPMENT

  The Company believes that its future success will depend in large part on its ability to enhance and broaden, with the input of its customers, its existing product line to meet the evolving needs of the test handler market. To date, the Company has relied on internal development and a product acquisition (the TL-50) to extend its product offering. The Company is continually engaged in improving its current products and expanding the types of IC devices its test handlers can accommodate. In addition, the Company is currently focused on the continued development of enhancements and features for its current test handler systems. As the test handler market continues to develop, the software component of the Company's products plays an increasingly important role. The Company currently develops all software in-house and plans to expand its expertise in this area by hiring additional personnel as needed.

MANUFACTURING AND SUPPLY

  The Company manufactures its products at its facility in Marlboro, Massachusetts. The Company's manufacturing operations consist of procurement and inspection of components and subassemblies, assembly and extensive testing of finished products.

  A significant portion of the components and subassemblies of the Company's products, including circuit boards, vacuum pumps, optical sensors, refrigeration units and contactor elements, are manufactured by third parties on a subcontract basis. Currently all components, subassemblies and parts used in Aseco's products are available from multiple sources, except for the S-200 lead inspection module which incorporates cameras and a central processing unit. Although the Company maintains an inventory of lead inspection modules, an extended disruption in the supply of these components could have a significant impact on the S-200 product operations for some period of time.

  Quality and reliability are emphasized in both the design and manufacture of the Company's test handlers. All components and subassemblies are inspected for mechanical and electrical defects. Fully assembled products are thoroughly tested at all temperatures and with all the IC device packages to be accommodated. They are also inspected for conformity to specifications of both Aseco and the customer.

COMPETITION

  The test handler market is highly competitive. Aseco competes with a large number of companies ranging from very small businesses to large companies, many of which have substantially greater financial, manufacturing, marketing and product development resources than the Company. Certain of these companies manufacture and sell both testers and test handlers. The Company's test handlers are compatible with all major testers, including those manufactured by companies which sell both testers and test handlers. The large companies in the overall surface mount IC device test handler market with which the Company competes include Advantest and Cohu. In general, the particular companies with which the Company competes vary with the Company's different markets, with no one company dominating the overall test handler market. The companies with which the Company competes most directly in the surface mount non-memory IC device test handler market are companies such as Multitest, JLSI, Aetrium and Micro Component Technology, Inc.

  The Company competes primarily on the basis of the speed, ease-of-use, accuracy and other performance characteristics of its products, the breadth of its product lines, the effectiveness of its sales and distribution channels and its customer service.

INTELLECTUAL PROPERTY RIGHTS

  Aseco attempts to protect the proprietary aspects of its products with patents, copyrights, trade secret laws and internal nondisclosure safeguards. The Company has several patents covering certain features of the TL-50 and S-200 and the contactor elements incorporated in certain of its other test handlers. The source code for all software contained in the Company's products is protected as a trade secret and as unpublished copyrighted work. In addition, the Company has entered into nondisclosure and assignment of invention agreements with each of its key employees. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as a trade secret.

  Because of the rapid pace of technological changes in the test handler industry, the Company believes that patent, trade secret and copyright protection are less significant to its competitive position than factors such as the knowledge, ability and experience of the Company's personnel, new product development, frequent product enhancements, name recognition and ongoing reliable product maintenance and support.

  The Company believes that its products and trademarks and other proprietary rights do not infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims in the future.

EMPLOYEES

  As of March 31, 1996, Aseco had 132 regular employees and 18 contract employees including 64 in manufacturing, 46 in engineering and product development, 17 in general administration and finance, nine in sales and marketing and 15 in customer service. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are excellent.

ITEM 2. PROPERTIES

  The Company's administrative, manufacturing and product development, and its principal sales, marketing and field service office is located in Marlboro, Massachusetts where the Company occupies approximately 61,000 square feet under a lease that expires in May 2000.

  The Company also leases and occupies approximately 2,900 square feet of space in Santa Clara, California under a lease that expires in fiscal 1997. The Company uses this space for sales and field service support operations.

  The Company believes its facilities are adequate for all its reasonable foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended March 31, 1996.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the executive officers of the Company, their ages, present position and principal occupations held for at least the past five years.

     NAME                AGE                               POSITION
     ----                ---                               --------
Carl S. Archer, Jr. ....  59 President, Chief Executive Officer and Chairman of the Board
Sebastian J. Sicari.....  44 Vice President, Finance and Administration, Chief Financial Officer,
                              Treasurer and Director
C. Kenneth Gray.........  46 Vice President, Sales & Marketing
Peter S. Rood...........  41 Vice President, Manufacturing Operations

  Mr. Archer has been President, Chief Executive Officer and a director of the Company since November 1987.

  Mr. Sicari has been Vice President, Finance and Administration and Chief Financial Officer of the Company since December 1985, has served as Treasurer of the Company since July 1988 and has been a Director since 1993.

  Mr. Gray has been Vice President, Sales and Marketing since January 1990. From October 1983 to January 1990, Mr. Gray was Manager of Sales and Marketing, Eastern U.S. and Europe, of Micro Component Technology, Inc., a manufacturer of automatic test equipment, including test handlers.

  Mr. Rood has been Vice President, Manufacturing Operations since January 1994. From 1990 to 1993, Mr. Rood was Vice President of Operations of LTX Corporation, a manufacturer of test equipment.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Aseco Corporation's common stock is traded on the Nasdaq National Market under the symbol "ASEC." The table below sets forth the high and low prices of the common stock during the two most recent fiscal years:

                                                          1996          1995
                                                      ------------- ------------
     PERIOD                                            HIGH   LOW    HIGH   LOW
     ------                                           ------ ------ ------ -----
     First Quarter................................... $18.25 $ 9.38 $ 8.50 $5.25
     Second Quarter..................................  22.00  15.75   8.50  6.25
     Third Quarter...................................  21.25  13.50  10.25  7.75
     Fourth Quarter..................................  16.63  10.00  12.25  7.75

  On May 31, 1996, the closing price of the Company's common stock was $12.00 per share. On such date there were 3,631,788 shares outstanding held of record by 92 persons. This number does not include stockholders for whom shares are held in a "nominee" or "street" name.

  The Company has not paid cash dividends on its common stock and does not intend to do so in the foreseeable future. The Company's bank line of credit prohibits the payment of cash dividends without the bank's consent.

ITEM 6. SELECTED FINANCIAL DATA

                                                   YEAR ENDED
                                  ---------------------------------------------
                                  MARCH 31,  APRIL   APRIL  MARCH 28, MARCH 29,
                                    1996    2, 1995 3, 1994   1993      1992
                                  --------- ------- ------- --------- ---------
                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA
Net sales.......................   $41,569  $29,192 $20,264  $15,869   $13,315
Income from operations..........     6,397    3,987   2,445    1,635     1,015
Net income......................     4,406    3,088   1,980    1,060       501
Earnings per share..............      1.17      .85     .55      .47       .23
BALANCE SHEET DATA
Total assets....................   $36,681  $29,267 $23,792  $21,166   $ 9,583
Long term capital lease
 obligations....................        42       53     --        73       441
Redeemable convertible preferred
 stock..........................       --       --      --       --      7,237
Stockholders' equity (deficit)..    28,416   22,711  19,513   16,566    (1,825)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--FISCAL 1996 VERSUS FISCAL 1995

  Net sales for fiscal 1996 increased 42% to $41.6 million from $29.2 million in fiscal 1995. During fiscal 1996, net sales of the Company's earlier designed models (S-130) grew slightly over fiscal 1995 net sales levels while net sales of the Company's more recently introduced machines (S-170, S-200 and S-450), which generally have higher average selling prices, increased 94% from fiscal 1995.

  International sales increased 42% during fiscal 1996 to $17.4 million from $12.3 million in fiscal 1995, keeping pace with overall sales growth. International sales represented approximately 42% of net sales in both fiscal 1996 and 1995. Sales in the Pacific Rim region were particularly strong with 74% of all export sales originating in the region.

  Gross profit for fiscal 1996 was $20.4 million, or 49% of net sales, compared to $13.8 million, or 47% of net sales, in fiscal 1995. The increase in gross profit as a percentage of net sales resulted from improved manufacturing efficiencies generated by improved production flow and cost savings generated by increased outsourcing and vendor management programs.

  Research and development costs increased 41% to $4.7 million in fiscal 1996 from $3.4 million in fiscal 1995 primarily due to the hiring of additional engineering personnel in each of the Company's critical technical disciplines. As a percentage of net sales, research and development costs remained relatively consistent at 11% of net sales in fiscal 1996 and fiscal 1995. Research and development spending in fiscal 1996 focused primarily on the development of new test handler system designs and the enhancement of existing products through additional automation and product versatility through additional conversion kits. During fiscal 1997 the Company intends to maintain its approximate current level of investment in research and development spending as a percentage of net sales to support new and ongoing development programs.

  Selling, general and administrative expenses for fiscal 1996 increased 43% to $9.3 million from $6.5 million in fiscal 1995, but remained constant at 22% of net sales in both fiscal 1996 and 1995. The increase in selling, general and administrative expenses resulted primarily from increased headcount related expenses and travel expenses incurred to address the sales and service demands of an expanded customer and installed equipment base throughout the world. Additionally, the Company incurred higher costs of information technology and administration necessary to support the Company's substantial growth and increased headcount during fiscal 1996.

  As a result of the above, operating income for fiscal 1996 grew 60% to $6.4 million from $4.0 million in fiscal 1995. Other income, net of $549,000 in fiscal 1996 and $414,000 in fiscal 1995 was derived primarily from interest income earned on cash and cash equivalents.

  The Company's effective tax rate for fiscal 1996 was 36.6% compared to 29.8% in fiscal 1995. The fiscal 1995 tax rate was lower than the fiscal 1996 rate principally because during the fourth quarter of fiscal 1995, the Company completed an Internal Revenue Service audit of its fiscal 1993 tax year. As a result, an increased amount of credits became available for the Company to utilize in the fourth quarter causing the fourth quarter 1995 tax rate to be 17%.

  Net income for fiscal 1996 increased 43% to $4.4 million, or $1.17 per share with 3,776,000 shares outstanding, from $3.1 million, or $.85 per share with 3,616,000 shares outstanding, in fiscal 1995.

RESULTS OF OPERATIONS--FISCAL 1995 VERSUS FISCAL 1994

  Net sales for fiscal 1995 increased 44% to $29.2 million from net sales of $20.3 million in fiscal 1994. Such increase was due to a 62% increase in the number of test handlers sold by the Company in fiscal 1995 over fiscal 1994, including an increase in the number of shipments of the Company's newer models which generally have higher average selling prices than more mature products.

  During fiscal 1995 the Company also achieved increased sales growth in the international market with 42% of net sales attributable to offshore shipments compared to 40% in fiscal 1994. Approximately 70% of the Company's new customers in fiscal 1995 were offshore companies, with the most significant growth originating in Korea, the Philippines and France.

  Gross profit for fiscal 1995 increased to $13.8 million from $9.8 million in fiscal 1994. Gross profit as a percentage of net sales was 47% in fiscal 1995 versus 48% in fiscal 1994. The decline in gross margin as a percent of net sales in fiscal 1995 was primarily the result of price discounts associated with certain large quantity customer orders and manufacturing inefficiencies and start-up production costs relating to products introduced in fiscal 1995. These factors were partially offset by favorable price and spending variances resulting from increased levels of production outsourcing.

  Research and development costs increased 44% to $3.4 million in fiscal 1995 from $2.3 million in fiscal 1994. As a percentage of net sales, research and development expenses were 11% in both fiscal 1995 and 1994. During fiscal 1995, the Company's overall investment level in the S-400 test handler declined as a majority of the design related to that product was completed. The majority of the Company's research and development spending in fiscal 1995 related to new product development. The Company's research and development efforts resulted in the introduction of four new products in July 1994.

  Selling, general and administrative expenses were $6.5 million, or 22% of net sales, in fiscal 1995 compared to $5.0 million, or 25% of net sales, in fiscal 1994. The increase in such expenses in absolute dollars was primarily attributable to increased selling commissions resulting from the increase in total net sales and the increase in the proportion of international sales which generally have higher commission rates. The increase was also due to higher travel and other field service costs associated with the Company's expanding customer base.

  Other income, net of $414,000 in fiscal 1995 and $250,000 in fiscal 1994 was derived primarily from interest income earned on invested funds.

  The Company's effective tax rate for fiscal 1995 was 29.8% compared to 26.5% in fiscal 1994. During the first three quarters of fiscal 1995, tax credits available to the Company to offset fiscal 1995 tax liability remained relatively comparable to those utilized in the prior year while taxable income increased causing the effective tax rate to increase over the fiscal 1994 rates. However, as a result of the completion of an Internal Revenue Service audit in the fourth quarter of fiscal 1995, an increased amount of credits became available for the Company to utilize in the fourth quarter causing the fourth quarter 1995 tax rate to be 17%.

  As a result of the foregoing, net income for fiscal 1995 increased $1.1 million, or 56%, to $3.1 million, or $.85 per share, from $2.0 million, or $.55 per share, in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

  The Company maintained a strong liquidity position in fiscal 1996, closing fiscal 1996 with a cash balance of $14.1 million. Additionally, the Company had an unsecured line of credit with a bank in the amount of $5.0 million against which there were no borrowings in fiscal 1996.

  The Company generated approximately $5.0 million in cash from operating activities during the 1996 fiscal year. The primary working capital factors affecting cash from operations were inventory levels, accounts receivable and accounts payable and accrued expenses. During fiscal 1996, inventory levels decreased by approximately $626,000 to $7.1 million driving inventory turns up 35% to approximately 2.9 turns. Accounts receivable increased approximately $3.4 million, or 38%, slightly less than the net sales growth rate for the fiscal year as days sales outstanding also decreased slightly. Accounts payable and accrued expenses increased concurrently with increased material requirements to satisfy fourth quarter fiscal 1996 production levels, increased sales commission levels in proportion to the increased net sales during fiscal 1996, and increased amounts for accrued compensation and benefits resulting from increased headcount.

  The Company used approximately $728,000 in cash during fiscal 1996 to fund the acquisition of capital equipment and $117,000 to fund internal software development costs. The Company expects that its investment in capital equipment will increase in fiscal 1997 because of several planned capital acquisitions.

  The Company generated cash from financing activities in fiscal 1996 of approximately $624,000, primarily from employee stock purchases under the Company's employee stock option and stock purchase plans.

  The Company believes that funds generated from operations, existing cash balances and available borrowing capacity will be sufficient to meet the Company's cash requirements at least through the end of fiscal 1997.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which establishes criteria for the recognition and measurement of impairment loss associated with long-lived assets. The Company will be required to adopt this standard in the first quarter of fiscal 1997. Based on the Company's initial evaluation, adoption is not expected to have a material impact on the Company's financial position or results of operations.

  The impact of inflation on the Company's business during the past three fiscal years has not been significant.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  The Company's future results are difficult to predict and may be affected by a number of important risk factors including, but not limited to, the following risk factors. The Company wishes to caution readers that the following important factors and those important factors described elsewhere in other Securities and Exchange Commission filings, in some cases, have affected, and in the future could affect, the Company's actual consolidated quarterly or annual operating results and could cause those actual consolidated quarterly or annual operating results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

  Semiconductor Market Fluctuations--The semiconductor market has historically been cyclical and subject to significant economic downturns at various times, which often have a disproportionate effect on manufacturers of semiconductor capital equipment. While the semiconductor industry in recent periods has experienced increased demand and production capacity constraints, it is uncertain how long these conditions will continue. As a result there can be no assurance that the Company will not experience material fluctuations in future quarterly or annual operating results as a result of such a market fluctuation.

  Variability in Quarterly Operating Results--During each quarter, the Company customarily sells a limited number of systems, thus a change in the shipment of a few systems in a quarter can have a significant impact on results of operations for a particular quarter. To achieve sales objectives, the Company must generally obtain orders for systems to be shipped in the same quarter in which the order is obtained. Moreover, customers may cancel or reschedule shipments with limited or no penalty, and production difficulties could delay shipments. Accordingly, the Company's operating results are subject to significant variability from quarter to quarter and could be adversely affected for a particular quarter if shipments for that quarter were lower than anticipated. Moreover, since the Company ships a significant quantity of products at or near the end of each quarter, the magnitude of fluctuation is not known until late in or at the end of any given quarter.

  International Operations--In fiscal 1996, 42% of the Company's net sales were derived from customers in international markets. The Company is therefore subject to certain risks common to many export activities, such as governmental regulations, export license requirements, air transportation disruptions, freight rates and the risk of imposition of tariffs and other trade barriers. All of the Company's international sales are invoiced in U.S. dollars and, accordingly, have not historically been subject to fluctuating currency exchange rates. In the future, the Company may decide to conduct its international business denominated in foreign currency in which case there can be no assurance that the Company would be able to protect its position by hedging its exposure to currency exchange rate fluctuations.

  New Product Introductions--The Company's success depends in part on its continued ability to develop and market new products. There can be no assurance that the Company will be able to develop and introduce new products in a timely manner or that such products, if developed, will achieve market acceptance. Additionally there can be no assurance that the Company will be able to manufacture such products at profitable levels or in sufficient quantities to meet customer requirements. The inability of the Company to do any of the foregoing could have a material adverse effect on the Company's operating results.

  Competition--The markets for the Company's products are highly competitive. The Company's competitors include a number of established companies that have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company also competes with a number of smaller companies. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely effect its profitability or financial performance.

  Customer Concentrations--Although the Company has a growing customer base, from time to time, an individual customer may account for 10% or more of the Company's quarterly or annual net sales. During the year ended March 31, 1996, one customer accounted for 12% of net sales. The Company expects that such customer concentration of net sales will continue to occur from time to time as customers place large quantity orders with the Company. As a result, the loss of, or significant reduction in purchases by, any such customer could have an adverse effect on the Company's annual or quarterly financial results.

  Investments in Research & Development and Selling General & Administrative Expenses--The Company is currently investing in specific time-sensitive strategic programs related to both the research and development and selling, general and administrative areas which the Company believes are critical to its future ability to compete effectively in the market. As such the Company plans to continue to invest in such programs at a planned rate and not to reduce or limit the increase in such expenditures until such programs are completed. As a result there can be no assurance that such expenditures will not adversely affect the Company's quarterly or annual profitability or financial performance.

  Dependence on Single Source Suppliers--Currently all components, subassemblies and parts used in Aseco's products are available from multiple sources, except for the S-200 lead inspection module which incorporates cameras and a central processing unit. Although the Company maintains an inventory of lead inspection modules, an extended disruption in the supply of these components could have a significant impact on the S-200 product operations for some period of time.

  Reliance on Third Party Distribution Channels--The Company markets and sells its products primarily through third-party manufacturers' representative organizations which are not under the direct control of the Company. The Company has limited internal sales personnel. A reduction in the sales efforts by the Company's current manufacturers' representatives or a termination of their relationships with the Company could adversely affect the Company's operations and financial performance. There can be no assurance that the Company will be able to retain its current manufacturers' representatives or its distribution channels by selling directly through its sales employees or enter into arrangements with new manufacturers' representatives.

  Dependence on Key Personnel--The Company's success depends to a significant extent upon a number of senior management and technical personnel. These persons are not bound by employment agreements. The loss of the services of a number of these key persons could have a material adverse effect on the Company. The Company's future success will depend in large part upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for such personnel in the Company's industry is intense. Although the Company has been successful to date in this endeavor, there can be no assurance that the Company will continue to be successful in attracting and retaining the personnel it requires to successfully develop new and enhanced products and to continue to grow and operate profitably.

  Dependence on Proprietary Technology--The Company's success is dependent upon proprietary software and hardware which the Company protects primarily through patents and restrictions on access to its trade secrets. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology. Although the Company believes that its products and technology do not infringe any existing proprietary rights of others, the use of patents to protect software and hardware has increased and there can be no assurance that third parties will not assert infringement claims against the Company in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Auditors...........................................   15
Consolidated Balance Sheets as of March 31, 1996 and April 2, 1995.......   16
Consolidated Statements of Income for the years ended March 31, 1996,
 April 2, 1995 and April 3, 1994.........................................   17
Consolidated Statements of Changes in Stockholders' Equity for the years
 ended March 31, 1996, April 2, 1995 and April 3, 1994...................   18
Consolidated Statements of Cash Flows for the years ended March 31, 1996,
 April 2, 1995 and April 3, 1994.........................................   19
Notes to Consolidated Financial Statements...............................   20
Supplementary Quarterly Financial Data (unaudited).......................   26

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Aseco Corporation

  We have audited the accompanying consolidated balance sheets of Aseco Corporation as of March 31, 1996 and April 2, 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aseco Corporation at March 31, 1996 and April 2, 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Boston, Massachusetts
May 10, 1996, except for
 Note L, as to which the
 date is June 14, 1996

                               ASECO CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                              MARCH 31,  APRIL
                                                                1996    2, 1995
                                                              --------- -------
Current assets
  Cash and cash equivalents..................................  $14,083  $ 9,301
  Accounts receivable, less allowance for doubtful accounts
   of $397 in 1996 and $133 in 1995..........................   12,346    8,975
  Inventories, net...........................................    7,059    7,685
  Prepaid expenses...........................................      212      248
  Deferred taxes.............................................      598      547
  Other current assets.......................................       54      225
                                                               -------  -------
    Total current assets.....................................   34,352   26,981
Plant and equipment, less accumulated depreciation and
 amortization................................................    2,011    1,841
Other assets.................................................      318      445
                                                               -------  -------
                                                               $36,681  $29,267
                                                               =======  =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable...........................................  $ 3,441  $ 3,267
  Accrued expenses...........................................    3,923    2,289
  Income taxes payable.......................................      476      595
  Current portion of capital lease obligations...............       13       14
  Deferred gain on sale-leasebacks...........................      --        23
                                                               -------  -------
    Total current liabilities................................    7,853    6,188
Deferred taxes payable.......................................      370      315
Long-term capital lease obligations..........................       42       53
Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued and outstanding...................      --       --
  Common stock, $.01 par value: 15,000,000 shares authorized,
   3,611,501 and 3,437,380 shares issued and outstanding in
   1996 and 1995, respectively...............................       36       34
  Additional paid in capital.................................   17,234   15,937
  Retained earnings..........................................   11,146    6,740
                                                               -------  -------
    Total stockholders' equity...............................   28,416   22,711
                                                               -------  -------
                                                               $36,681  $29,267
                                                               =======  =======

                See notes to consolidated financial statements.

                               ASECO CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                        YEAR ENDED
                                               -------------------------------
                                               MARCH 31,  APRIL 2,   APRIL 3,
                                                 1996       1995       1994
                                               ---------  ---------  ---------
Net sales....................................  $  41,569  $  29,192  $  20,264
Cost of sales................................     21,174     15,374     10,489
                                               ---------  ---------  ---------
    Gross profit.............................     20,395     13,818      9,775
Research and development costs...............      4,748      3,356      2,324
Selling, general and administrative
 expenses....................................      9,250      6,475      5,006
                                               ---------  ---------  ---------
    Income from operations...................      6,397      3,987      2,445
Other income (expense):
  Interest income............................        560        416        278
  Interest expense...........................        (14)        (3)       (19)
  Other, net.................................          3          1         (9)
                                               ---------  ---------  ---------
                                                     549        414        250
                                               ---------  ---------  ---------
Income before income taxes...................      6,946      4,401      2,695
Income tax expense...........................      2,540      1,313        715
                                               ---------  ---------  ---------
Net income...................................  $   4,406  $   3,088  $   1,980
                                               =========  =========  =========
Earnings per share...........................  $    1.17  $     .85  $     .55
                                               =========  =========  =========
Weighted average common and common equivalent
 shares outstanding..........................  3,776,000  3,616,000  3,589,000
                                               =========  =========  =========


                See notes to consolidated financial statements.

                               ASECO CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     COMMON STOCK
                                    --------------- ADDITIONAL
                                               PAR   PAID-IN   RETAINED
                                     SHARES   VALUE  CAPITAL   EARNINGS  TOTAL
                                    --------- ----- ---------- -------- -------
Balance at March 28, 1993.......... 3,220,988  $32   $14,862   $ 1,672  $16,566
Issuance of shares under stock
 plans.............................    79,009    1        37       --        38
Common stock issued through
 exercise of over allotment option
 related to the initial public
 offering..........................   112,500    1       928       --       929
Net income.........................       --   --        --      1,980    1,980
                                    ---------  ---   -------   -------  -------
Balance at April 3, 1994........... 3,412,497   34    15,827     3,652   19,513
Issuance of shares under stock
 plans.............................    24,883  --        110       --       110
Net income.........................       --   --        --      3,088    3,088
                                    ---------  ---   -------   -------  -------
Balance at April 2, 1995........... 3,437,380   34    15,937     6,740   22,711
Issuance of shares under stock
 plans.............................   174,121    2       634       --       636
Tax benefit from exercise of stock
 options...........................       --   --        663       --       663
Net income.........................       --   --        --      4,406    4,406
                                    ---------  ---   -------   -------  -------
Balance at March 31, 1996.......... 3,611,501  $36   $17,234   $11,146  $28,416
                                    =========  ===   =======   =======  =======


                See notes to consolidated financial statements.

                               ASECO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           YEAR ENDED
                                                    --------------------------
                                                    MARCH 31,  APRIL    APRIL
                                                      1996    2, 1995  3, 1994
                                                    --------- -------  -------
Operating activities
  Net income.......................................  $ 4,406  $ 3,088  $ 1,980
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization..................      779      632      401
    Deferred taxes.................................        4     (277)    (110)
Changes in assets and liabilities:
  Accounts receivable..............................   (3,371)  (3,599)  (1,365)
  Inventories, net.................................      626     (935)  (1,741)
  Prepaid expenses.................................       36      (83)     (90)
  Accounts payable and accrued expenses............    1,808    1,965      124
  Income taxes payable.............................      544      438     (136)
  Other current assets.............................      171      188     (344)
                                                     -------  -------  -------
      Total adjustments............................      597   (1,671)  (3,261)
                                                     -------  -------  -------
      Cash provided by (used in) operating
       activities..................................    5,003    1,417   (1,281)
Investing activities:
  Acquisition of machinery and equipment...........     (728)    (918)    (335)
  Increase in software development costs and other
   assets..........................................     (117)    (211)    (220)
                                                     -------  -------  -------
      Cash used in investing activities............     (845)  (1,129)    (555)
Financing activities:
  Net proceeds from issuance of common stock.......      636      110      967
  Increase (decrease) in notes payable and other
   short-term borrowings...........................      --       --      (199)
  Reductions of capital lease obligations..........      (12)     (83)    (165)
                                                     -------  -------  -------
      Cash provided by financing activities........      624       27      603
                                                     -------  -------  -------
      Net increase (decrease) in cash and cash
       equivalents.................................    4,782      315   (1,233)
Cash and cash equivalents at the beginning of
 period............................................    9,301    8,986   10,219
                                                     -------  -------  -------
Cash and cash equivalents at the end of period.....  $14,083  $ 9,301  $ 8,986
                                                     =======  =======  =======
Supplemental information:
  Noncash investing and financing activities:
    Capital lease obligations incurred.............      --   $    69      --
                                                              =======

                 See notes to consolidated financial statements

                               ASECO CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (ALL TABULAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE A--NATURE OF BUSINESS

  Aseco Corporation (the "Company") designs, manufactures and markets test handlers used to automate the testing of surface mount integrated circuit packages. The Company markets its products principally in North America, the Asia Pacific region and Western Europe and sells its products principally to integrated circuit manufacturers.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated.

  Use of Estimates: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

  Cash and Cash Equivalents: The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

  The Company invests its excess cash in high quality commercial paper ($6,997,521 at March 31, 1996 and $6,275,000 at April 2, 1995) and money market funds ($1,714,706 at March 31, 1996 and $715,000 at April 2, 1995), all
of which are cash equivalents as of March 31, 1996. Management determines the appropriate classification of these investments at the time of purchase as either held-to-maturity, available-for-sale or trading and re-evaluates such designation at each balance sheet date. Given the short-term nature of the Company's investments at March 31, 1996 and their availability for use in the Company's current operations, these amounts are considered to be available-for-sale. Available-for-sale securities are carried at fair market value and unrealized gains or losses are reported as a separate component of stockholders' equity. At March 31, 1996 and April 2, 1995, the cost of the Company's investments in cash equivalents approximated their fair market value.

  Inventories: Inventories are stated at the lower of cost or market, using the first-in, first-out method to determine cost.

  Plant and Equipment: Plant and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the applicable assets which is generally three to seven years. Leasehold improvements and equipment under capital leases are being amortized over the lives of the leases.

  Warranty Costs: Estimated warranty costs are accrued upon shipment of product.

  Revenue Recognition: Revenue is recognized generally upon shipment of product, and when special contractual criteria apply, upon acceptance.

  Earnings Per Share: Earnings per share data are computed using the weighted average number of shares of common stock and common stock equivalents during each year. Common stock equivalents include options to purchase shares of common stock and are computed using the treasury stock method. Fully diluted earnings per share do not differ materially from primary earnings per share.

  Stock Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock-based compensation plans, rather than the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." Under APB 25,

                               ASECO CORPORATION

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

for those options granted in which the exercise price equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Recent Accounting Pronouncements: In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which establishes criteria for the recognition and measurement of impairment loss associated with long-lived assets. The Company will be required to adopt this standard in the first quarter of fiscal 1997. Based on the Company's initial evaluation, adoption is not expected to have a material impact on the Company's financial position or results of operations.

NOTE C--INVENTORIES, NET

  Net inventories consisted of the following:

                                                                          APRIL
                                                                MARCH 31,   2,
                                                                  1996     1995
                                                                --------- ------
     Raw materials.............................................  $3,491   $4,662
     Work in process...........................................   2,218    2,145
     Finished goods............................................   1,350      878
                                                                 ------   ------
                                                                 $7,059   $7,685
                                                                 ======   ======

NOTE D--PLANT AND EQUIPMENT

  Plant and equipment consisted of the following:

                                                                         APRIL
                                                               MARCH 31,   2,
                                                                 1996     1995
                                                               --------- ------
     Machinery and equipment..................................  $2,082   $1,725
     Office furniture and equipment...........................   1,446    1,081
     Property under capital lease.............................     578      578
     Leasehold improvements...................................      81       75
                                                                ------   ------
                                                                 4,187    3,459
     Less accumulated depreciation and amortization...........   2,176    1,618
                                                                ------   ------
                                                                $2,011   $1,841
                                                                ======   ======

NOTE E--INDEBTEDNESS

  The Company has a revolving credit facility with a bank which expires on September 1, 1996. Under the facility, the Company may borrow up to $5,000,000 on an unsecured basis, conditioned upon meeting certain financial covenants, including maintaining specified levels of quarterly and annual earnings, tangible net worth and restrictions on dividend payments. Borrowings bear interest at the bank's prime rate which was 8.25% at March 31, 1996. There were no borrowings outstanding at March 31, 1996 and April 2, 1995.

  Cash payments of interest were approximately $14,000, $3,000 and $21,000 for the years ended March 31, 1996, April 2, 1995 and April 3, 1994, respectively.

NOTE F--LEASES

  The Company leases a building in Marlboro, Massachusetts for its corporate and manufacturing activities and a sales office in Santa Clara, California. The operating lease for the Massachusetts facility expires in the

                               ASECO CORPORATION

NOTE F--LEASES (CONTINUED)

year 2000, subject to the Company's option to extend the term for an additional three year period. Rent expense for this lease is approximately $350,000 per year. In addition, the lease is subject to escalation for increases in operating expenses and real estate taxes. The Company also leases equipment under capital and non-cancelable operating leases expiring through the year 2001.

  The following is a schedule of required minimum lease payments under capital and operating leases at March 31, 1996:

                                                               CAPITAL OPERATING
                                                               LEASES   LEASES
                                                               ------- ---------
     1997.....................................................   $17    $  364
     1998.....................................................    17       387
     1999.....................................................    17       405
     2000.....................................................    13       412
     2001.....................................................    --        34
                                                                 ---    ------
     Total minimum lease payments.............................    64    $1,602
                                                                        ======
     Less amounts representing interest.......................    (9)
                                                                 ---
     Present value of minimum lease payments..................   $55
                                                                 ===

  Total rent expense for the years ended March 31, 1996, April 2, 1995 and April 3, 1994 was approximately $450,000, $459,000 and $412,000, respectively.

NOTE G--STOCKHOLDERS' EQUITY

  The Board of Directors may, at its discretion, designate one or more series of preferred stock and establish the voting, dividend, liquidation, and other rights and preferences of the shares of each series, and provide for the issuance of shares of any series. At March 31, 1996, no shares of preferred stock were outstanding.

NOTE H--STOCK PLANS AND EMPLOYEE BENEFITS

  1986 Incentive Stock Plan: The Company's 1986 Incentive Stock Option Plan (the "1986 Plan") provides for the issuance of up to an aggregate of 416,666 shares of common stock upon the exercise of incentive stock options granted to employees of the Company. The exercise price of options granted under the 1986 Plan must be at least equal to the fair market value of the underlying shares of common stock at the time of grant. Options are exercisable either in full immediately, or in installments, as the Board of Directors may determine.

  Non-Employee Director Stock Option Plan: The Company's 1993 Non-Employee Director Stock Option Plan (the "Director Plan") provides for the grant of non-qualified stock options to non-employee directors of the Company for the purchase of up to an aggregate of 65,000 shares of common stock. (See Note L) Under the Director Plan, each non-employee director is entitled to receive, when first elected to serve as a director, an option to purchase 15,000 shares. In addition, each non-employee director is entitled to receive on April 30 of each year an option to purchase 2,500 shares. The exercise price of the options is equal to the fair market value of the underlying common stock on the date of grant. Options granted under the plan may only be exercised with respect to vested shares. One-half of the shares subject to such options vest on the first anniversary of the date of the grant and the balance vest on the second anniversary of the grant.

  Omnibus Stock Plan: The Company's 1993 Omnibus Stock Plan ( the "Omnibus Plan") is administered by the Board of Directors and provides for the issuance of up to 930,000 shares of common stock pursuant to the exercise of options or in connection with awards or direct purchases of stock. (See Note L) Options granted

                               ASECO CORPORATION

NOTE H--STOCK PLANS AND EMPLOYEE BENEFITS (CONTINUED)

under the Omnibus Plan may be either incentive stock options or non-qualified stock options. Incentive stock options may only be granted under the Omnibus Plan to employees and officers of the Company. Non-qualified stock options may be granted to, awards of stock may be made to, and direct purchases of stock may be made by, employees, officers, consultants or directors of the Company. The terms of the awards or grants, including the number of shares, the duration and rate of exercise of each option, the option price per share, and the determination of any restrictions to be placed on the grants or awards, are determined by the Compensation Committee of the Board of Directors.

  The following is a summary of activity with respect to the Company's stock option plans:

                                                        OPTIONS       PRICE
                                                        --------  -------------
     Outstanding at March 28, 1993.....................  187,100  $  .23-$ 9.50
       Granted.........................................  328,900    5.38- 11.75
       Exercised.......................................  (79,000)    .29-   .48
       Canceled........................................   (4,600)    .23-  9.50
                                                        --------  -------------
     Outstanding at April 3, 1994......................  432,400     .29- 11.75
       Granted.........................................   29,000    7.00-  7.63
       Exercised.......................................   (7,400)    .29-  5.38
       Canceled........................................  (11,100)    .29- 11.75
                                                        --------  -------------
     Outstanding at April 2, 1995......................  442,900     .29-  9.63
       Granted.........................................  477,000   12.19- 18.69
       Exercised....................................... (157,400)    .29- 13.00
       Canceled........................................  (18,000)   5.38- 13.00
                                                        --------  -------------
     Outstanding at March 31, 1996.....................  744,500  $  .29-$18.69
                                                        ========  =============

  As of March 31, 1996, April 2, 1995 and April 3, 1994, there were outstanding options exercisable for approximately 393,000, 224,000 and 124,000, respectively. As of March 31, 1996, shares available for future grant were 36,000 shares in the 1986 Plan, 35,000 shares in the Director Plan and 161,000 shares in the Omnibus Plan.

  Employee Stock Purchase Plan: The Company's Employee Stock Purchase Plan (the "Purchase Plan") is administered by the Board of Directors or by its designee (the "Administrator") and entitles employees of the Company to purchase shares of the Company's common stock through payroll deductions over offering periods specified by the Administrator. Shares may be purchased at a price equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering period, or 85% of the fair value of the common stock on the last day of the offering period. A total of 100,000 shares have been reserved for issuance under the Purchase Plan. During 1996 and 1995, a total of approximately 16,800 and 17,000 shares of common stock, respectively, were issued under this plan. Shares available for future grant were approximately 66,200 shares.

  Savings Plan: Under the Company's Savings Plan (the "401(k) Plan") eligible employees are permitted to make pre-tax contributions up to 20% of their salary, subject to certain limitations imposed by Section 401(k) of the Internal Revenue Code. In addition, employees may contribute up to 10% of their salary to the 401(k) Plan on an after tax basis. The Company may, but is not required to, contribute for the benefit of the employees of the Company an amount determined each year by the Company. For the years ended March 31, 1996 and April 2, 1995, the Company contributed approximately $80,000 and $40,000, respectively to the 401(k) Plan. No contribution was made to the 401(k) Plan for the year ended April 3, 1994.

                               ASECO CORPORATION

NOTE I--INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 1996 and April 2, 1995 are as follows:

                           1996                       TOTAL  CURRENT NON-CURRENT
                           ----                       -----  ------- -----------
     Deferred tax liabilities:
       Tax over book depreciation.................... $(247)            $(247)
       Capitalized software..........................  (123)             (123)
       Capital vs. operating lease...................   (97)  $ (97)
       Other.........................................   (33)    (33)
                                                      -----   -----     -----
     Total deferred tax liabilities..................  (500)   (130)     (370)
     Deferred tax assets:
       Asset valuation allowances....................   555     555
       Product warranty..............................   113     113
       Other.........................................    60      60
                                                      -----   -----
     Total deferred tax assets.......................   728     728
                                                      -----   -----     -----
     Net deferred tax assets (liabilities)........... $ 228   $ 598     $(370)
                                                      =====   =====     =====
                           1995
                           ----
     Deferred tax liabilities:
       Tax over book depreciation.................... $(156)            $(156)
       Capitalized software..........................  (159)             (159)
       Capital vs. operating lease...................  (133)  $(133)
       Other.........................................   (32)    (32)
                                                      -----   -----     -----
     Total deferred tax liabilities..................  (480)   (165)     (315)
     Deferred tax assets:
       Asset valuation allowances....................   530     530
       Product warranty..............................    60      60
       Tax credit carryforwards......................    58      58
       Other.........................................    64      64
                                                      -----   -----
     Total deferred tax assets.......................   712     712
                                                      -----   -----     -----
     Net deferred tax assets (liabilities)........... $ 232   $ 547     $(315)
                                                      =====   =====     =====

  Significant components of the provision (benefit) for income taxes are as follows:

                                                             YEAR ENDED
                                                      --------------------------
                                                                APRIL
                                                      MARCH 31,   2,    APRIL 3,
                                                        1996     1995     1994
                                                      --------- ------  --------
     Current federal tax.............................  $2,106   $1,416   $ 715
     Current state tax...............................     438      174     110
     Deferred federal tax............................      (3)    (214)   (106)
     Deferred state tax..............................      (1)     (63)     (4)
                                                       ------   ------   -----
                                                       $2,540   $1,313   $ 715
                                                       ======   ======   =====

                               ASECO CORPORATION

NOTE I--INCOME TAXES (CONTINUED)

  The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

                                                            YEAR ENDED
                                                    ---------------------------
                                                    MARCH 31, APRIL 2, APRIL 3,
                                                      1996      1995     1994
                                                    --------- -------- --------
     Tax at U.S. statutory rates...................   34.0%     34.0%    34.0%
     State income taxes, net of federal benefit....    4.6       4.4      4.9
     Foreign sales corporation.....................   (2.7)     (2.4)    (1.4)
     Tax credits...................................   (1.1)     (6.3)    (9.3)
     Other, net....................................    1.8        .1     (1.7)
                                                      ----      ----     ----
                                                      36.6%     29.8%    26.5%
                                                      ====      ====     ====

  During the year ended March 31, 1996 the Company recorded a tax benefit of approximately $663,000 related to the exercise of incentive stock options and subsequent sale of the related common stock and the exercise of non-qualified stock options which amounts have been credited to additional paid-in capital.

  Income taxes paid in the years ended March 31, 1996, April 2, 1995 and April 3, 1994 were $2,010,000, $1,152,000 and $877,000, respectively

NOTE J--ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                                         APRIL
                                                               MARCH 31,   2,
                                                                 1996     1995
                                                               --------- ------
     Accrued commissions......................................  $2,187   $1,183
     Accrued compensation and benefits........................   1,088      350
     Other....................................................     648      756
                                                                ------   ------
                                                                $3,923   $2,289
                                                                ======   ======

NOTE K--SEGMENT, GEOGRAPHIC, CUSTOMER INFORMATION AND CONCENTRATION OF CREDIT
RISK

  The Company operates in one industry segment. Export sales from the United States were approximately as follows:

                                                               YEAR ENDED
                                                        ------------------------
                                                                          APRIL
                                                        MARCH 31,  APRIL    3,
                                                          1996    2, 1995  1994
                                                        --------- ------- ------
     Pacific Rim.......................................  $12,845  $10,026 $5,427
     Europe............................................    3,567    1,983  2,369
     Other.............................................      984      270    252
                                                         -------  ------- ------
                                                         $17,396  $12,279 $8,048
                                                         =======  ======= ======

  The Company sells its products principally to integrated circuit manufacturers. The Company performs periodic credit evaluations of its customers' financial condition, and historically, credit losses have been small. The Company's accounts receivable included balances owed by one customer which represented 18% of total trade accounts receivable as of March 31, 1996, and two customers which represented 16% and 12%, respectively, of total trade accounts receivable as of April 2, 1995.

                               ASECO CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

NOTE K--SEGMENT, GEOGRAPHIC, CUSTOMER INFORMATION AND CONCENTRATION OF CREDIT RISK (CONTINUED)

  One customer accounted for 12% of net sales for the year ended March 31, 1996. No single customer accounted for more than 10% of net sales in the year ended April 2, 1995. In fiscal 1994, two customers accounted for more than 10% of net sales, one representing approximately 20% and a second representing approximately 11% of the Company's net sales.

NOTE L--SUBSEQUENT EVENT

  On June 14, 1996, the Board of Directors voted to increase the number of common shares available for grant under the 1993 Omnibus Stock Plan by 300,000 shares, and the Non-Employee Director Stock Option Plan by 100,000 shares, subject to stockholder approval.

NOTE M--SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following is a summary of unaudited quarterly results for the fiscal years ended March 31, 1996 and April 2, 1995.

                                                      QUARTER ENDED
                                         ---------------------------------------
                                         JULY 3  OCTOBER 2    JANUARY 1  APRIL 2
                                         ------ ------------ ----------- -------
     FISCAL 1996
     Net sales.......................... $9,136    $9,741      $10,998   $11,694
     Gross profit.......................  4,532     4,731        5,565     5,567
     Net income.........................    926     1,053        1,165     1,262
     Earnings per share................. $  .25    $  .28      $   .31   $   .34
                                         ======    ======      =======   =======
                                                      QUARTER ENDED
                                         ---------------------------------------
                                          JUNE
                                           27   SEPTEMBER 26 DECEMBER 26 APRIL 3
                                         ------ ------------ ----------- -------
     FISCAL 1995
     Net sales.......................... $6,585    $7,002      $ 7,355   $ 8,250
     Gross profit.......................  3,072     3,361        3,529     3,856
     Net income(1)......................    626       665          747     1,050
     Earnings per share................. $  .18    $  .19      $   .21   $   .29
                                         ======    ======      =======   =======

- --------
(1) As a result of the completion of an Internal Revenue Service audit in the fourth quarter of fiscal 1995, an increased amount of tax credits became available for the Company to utilize in the fourth quarter, causing the fourth quarter fiscal 1995 tax rate to be 17%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item with respect to directors of the Company is incorporated herein by reference to "Election of Directors" on pages 3 and 4 of the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 8, 1996.

  The information required by this item with respect to executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I of this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item with respect to executive compensation of the Company is incorporated herein by reference to "Executive Officer Compensation" on pages 6, 7 and 8 of the Company's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 8, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item with respect to security ownership of management and certain beneficial owners of the Company is incorporated herein by reference to "Stock Ownership of Directors, Executive Officers and Principal Stockholders" on page 2 of the Company's Definitive Proxy Statement for its Annual Meeting of the Stockholders to be held on August 8, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

  The following consolidated financial statements are included in Item 8:

   Consolidated Balance Sheets as of March 31, 1996 and April 2, 1995
   Consolidated Statements of Income for the years ended March 31, 1996,
    April 2, 1995 and April 3, 1994
   Consolidated Statements of Changes in Stockholders' Equity for the
    years ended March 31, 1996, April 2, 1995 and April 3, 1994
   Consolidated Statements of Cash Flows for the years ended March 31,
    1996, April 2, 1995 and April 3, 1994

(A) 2. FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
                                                                            ----
   Schedule II--Valuation and Qualifying Accounts.......................... F-1

  All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(A) 3. LISTING OF EXHIBITS

 EXHIBIT NO. DESCRIPTION
 ----------- -----------
     *3.2    --Third Restated Certificate of Incorporation of the Company
     *3.3    --Amended and Restated By-laws of the Company
    *10.1    --1986 Incentive Stock Option Plan
     10.2    --1993 Non-Employee Director Stock Option Plan, as amended and restated as of June 14, 1996
    *10.3    --1993 Employee Stock Purchase Plan
     10.4    --1993 Omnibus Stock Plan, as amended and restated as of June 14,
              1996
    *10.5    --Lease dated April 13, 1993, between the Company and CIGNA
              Investments, Inc.
    *10.6    --Original Equipment Manufacturer Agreement dated January 30,
              1991, between the Company and Applied Intelligent Systems, Inc.
    *10.7    --Letter Agreement dated November 27, 1992, between the Company and Fleet Bank of Massachusetts, N.A.
    *10.8    --Amended and Restated Registration and First Refusal Rights
              Agreement dated July 31, 1986, between the Company and certain stockholders of the Company
     10.9    --Amended Letter Agreement dated July 30, 1993, between the
              Company and Fleet Bank of Massachusetts, N.A., filed as an exhibit to the Company's Form 10-K for the fiscal year ended
              April 3, 1994 and incorporated herein by reference.
    +10.10   --Severance Agreement--Carl S. Archer, Jr., filed as an exhibit to the Company's Form 10-K for the fiscal year ended April 3, 1994 and incorporated herein by reference
    +10.11   --Severance Agreement--Sebastian J. Sicari, filed as an exhibit to the Company's Form 10-K for the fiscal year ended April 3, 1994 and incorporated herein by reference

 EXHIBIT NO. DESCRIPTION
 ----------- -----------
    +10.12   --Form of Key Employee Stock Option Agreement, filed as an exhibit to the Company's Form
              10-K for the fiscal year ended April 3, 1994 and incorporated herein by reference
     10.13   --Amended Letter Agreement dated August 2, 1995, between the
              Company and Fleet Bank of Massachusetts, N.A., filed herewith.
     22.1    --Subsidiaries of the Registrant, filed as an exhibit to the
              Company's Form 10-K for the fiscal year ended April 2, 1995 and incorporated herein by reference
     23.1    --Consent of Ernst & Young LLP

- --------
* Incorporated by reference to the same exhibit number to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 29, 1993.
+ Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(B) REPORTS ON FORM 8-K

  The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the fiscal quarter ended March 31, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Aseco Corporation

                                                  /s/ Carl S. Archer, Jr.
                                          By: _________________________________
                                                    CARL S. ARCHER, JR.
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER
                                                       JUNE 28, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            SIGNATURE                        TITLE(S)                  DATE


     /s/ Carl S. Archer, Jr.       President, Chief Executive        June 28,
_________________________________   Officer and Director               1996
       CARL S. ARCHER, JR.          (Principal Executive
                                    Officer)

     /s/ Sebastian J. Sicari       Vice President, Finance and       June 28,
_________________________________   Administration, Chief              1996
       SEBASTIAN J. SICARI          Financial Officer,
                                    Treasurer and Director
                                    (Principal Financial and
                                    Accounting Officer)

       /s/ Sheldon Buckler         Director                          June 28,
_________________________________                                      1996
         SHELDON BUCKLER

     /s/ Kenneth W. Tunnell        Director                          June 28,
_________________________________                                      1996
       KENNETH W. TUNNELL

       /s/ Sheldon Weinig          Director                          June 28,
_________________________________                                      1996
         SHELDON WEINIG

       /s/ Charles D. Yie          Director                          June 28,
_________________________________                                      1996
         CHARLES D. YIE

                                                                     SCHEDULE II


                               ASECO CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS




                               BALANCE AT     CHARGES TO                BALANCE
                               BEGINNING      COSTS AND                 AT END
     CLASSIFICATION             OF YEAR       EXPENSES     DEDUCTIONS   OF YEAR
     --------------             -------       --------     ----------   -------


YEAR ENDED MARCH 31, 1996

Allowance for doubtful
 accounts                       $133,000      $264,000          ---     $397,000


YEAR ENDED APRIL 2, 1995

Allowance for doubtful
 accounts                       $ 78,000      $ 55,000          ---     $133,000



YEAR ENDED APRIL 3, 1994

Allowance for doubtful
 accounts                       $ 82,000           ---       $4,000     $ 78,000