Form 10-Q
period 1996-06-30
ASECO CORP
filed 1996-08-14
CIK 896645

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM  10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended June 30, 1996

                          Commission File No. 0-21294

                               ASECO CORPORATION
            (Exact name of registrant as specified in its charter)


       Delaware                                          04-2816806
(State or other jurisdiction of            (I.R.S. Employer Indentification No.)
incorporation or organization)


500 Donald Lynch Boulevard, Marlboro, MA.                  01752
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area           (508) 481-8896


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes      X    No
                                                 ----------   ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996.

Common Stock, $.01 par value                                        3,635,215
   (Title of each class)                                    (Number of shares)

                              ASECO  CORPORATION

                               TABLE OF CONTENTS



PART  I.    FINANCIAL  INFORMATION                                         Page


Item 1.     Consolidated Condensed Financial Statements

       Consolidated Condensed Balance Sheets (unaudited)
       at June 30, 1996 and  March 31, 1996                                  3

       Consolidated Condensed Statements of Income (unaudited)
       for the three months ended June 30, 1996 and July 2, 1995             4

       Consolidated Condensed Statements of Cash Flows (unaudited)
       for the three months ended June 30, 1996 and July 2, 1995             5

       Notes to Consolidated Condensed Financial Statements (unaudited)      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
                                                                           7-9


PART  II.    OTHER  INFORMATION

Item 1       Legal Proceedings                                              10

Item 2       Changes in Securities                                          10

Item 3       Defaults upon Senior Securities                                10

Item 4       Submissions of Matters to a Vote of Security Holders           10

Item 5       Other Information                                              10

Item 6       Exhibits and Reports on Form 8-K                               10

Signatures


PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements
                               ASECO CORPORATION
                    CONSOLIDATED CONDENSED BALANCE  SHEETS
                                  (unaudited)

                                                            June 30,     March 31,
                                                              1996         1996
- ------------------------------------------------------------------------------------
                                                               (in thousands)
ASSETS

Current assets
    Cash and cash equivalents                              $  14,422       $  14,083
    Accounts receivable, less allowance
    for doubtful accounts of $575,000
    at June 30, 1996 and $397,000
    at March 31, 1996                                         11,774          12,346
    Inventories, net                                           8,274           7,059
    Prepaid expenses and other current assets                  1,185             864
                                                           ---------       ---------
    Total current assets                                      35,655          34,352

Plant and equipment, at cost
    Machinery and equipment                                    2,197           2,082
    Office furniture and equipment                             1,507           1,446
    Property under capital lease                                 578             578
    Leasehold improvements                                        83              81
                                                           ---------       ---------
                                                               4,365           4,187
   Less accumulated depreciation and amortization              2,351           2,176
                                                           ---------       ---------
                                                               2,014           2,011
Other assets                                                     392             318
                                                           ---------       ---------
                                                           $  38,061       $  36,681
                                                           =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                                       $   3,518       $   3,441
    Accrued expenses                                           3,527           3,923
    Income taxes payable                                         794             476
    Current portion of capital lease
       obligations                                                13              13
                                                           ---------       ---------
    Total current liabilities                                  7,852           7,853

Deferred taxes payable                                           370             370
Long-term capital lease obligations                               39              42

Stockholders' equity
    Preferred stock, $.01 par value, 1,000,000
       shares authorized, none issued and outstanding              -               -
    Common stock, $.01 par value:
       Authorized 15,000,000 shares, issued and
       outstanding 3,635,215 and 3,611,501 shares
       at June 30, 1996 and March 31, 1996, respectively          36              36
    Additional paid in capital                                17,343          17,234
    Retained earnings                                         12,421          11,146
                                                           ---------       ---------
    Total stockholders' equity                                29,800          28,416
                                                           $  38,061       $  36,681
                                                           =========       =========

                               ASECO CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (unaudited)



                                              Three months ended
                                        ------------------------------
                                               June 30,      July 2,
                                                 1996          1995
- ------------------------------------------------------------------------------
                              (in thousands except share and per share amounts)



Net sales                                   $    11,001  $     9,136

Cost of sales                                     5,614        4,604
                                             ----------   ----------
         Gross profit                             5,387        4,532

Research and development costs                    1,235        1,142

Selling, general and administrative expenses      2,406        2,061
                                             ----------   ----------
         Income from operations                   1,746        1,329

Other income (expense):
   Interest expense                                  (1)          (8)
   Interest income                                  158          103
                                             ----------   ----------
                                                    157           95

                                             ----------   ----------
Income before income taxes                        1,903        1,424

Income tax expense                                  628          498
                                             ----------   ----------
Net income                                  $     1,275  $       926
                                             ==========   ==========
Earnings per share:

      Earnings per share                    $      0.34  $      0.25
      Weighted average common and common
        equivalent shares outstanding         3,708,000    3,724,000


                               ASECO CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                           Three months ended
                                                   --------------------------------
                                                       June 30,            July 2,
                                                         1996               1995
                                                              ($ in thousands)
Operating activities
  Net income                                           $  1,275           $    926
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                           222                133
    Changes in assets and liabilities:
      Accounts receivable                                   572               (939)
      Inventories, net                                   (1,215)              (204)
      Prepaid expenses and other current assets            (321)                55
      Accounts payable and accrued expenses                (319)               257
      Income taxes payable                                  318                130
                                                       --------           --------
        Total adjustments                                  (743)              (568)
        Cash provided by
          operating activities                              532                358


Investing activities
  Acquisition of plant and equipment                       (178)               (81)
  Increase in software development
    costs and other assets                                 (121)               ---
                                                       --------           --------
        Cash used in investing activities                  (299)               (81)


Financing activities
  Net proceeds from issuance of common stock                109                 28
  Reductions of long-term capital lease obligations          (3)                (3)
                                                       --------           --------
        Cash provided by financing activities               106                 25
                                                       --------           --------
          Net increase in cash and
            cash equivalents                                339                302
Cash and cash equivalents at beginning of period         14,083              9,301
                                                       --------           --------
        Cash and cash equivalents at end of period     $ 14,422           $  9,603
                                                       ========           ========

                               ASECO CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED JUNE 30, 1996

                                  (Unaudited)


1. In the opinion of management, the accompanying unaudited financial statements include all adjustments necessary for a fair presentation of the results for this interim period and the comparable periods presented. The results of operations for the interim periods are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10K for the year ended March 31, 1996.


2. The computations of earnings per share are based on the weighted average number of outstanding shares of common stock and common equivalent shares (using the treasury stock method). Fully diluted earnings per share have not been separately presented as the amount does not differ significantly from primary earnings per share.



3. Inventories

    Inventories consisted of:      June 30,      March 31,
                                     1996          1996

             Raw Material        $ 3,918,000   $ 3,491,000
             Work In Process       1,377,000     2,218,000
             Finished Goods        2,979,000     1,350,000
                                   ---------     ---------
                                 $ 8,274,000   $ 7,059,000
                                   =========     =========

4. On April 1, 1996, the Company adopted Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which establishes criteria for the recognition and measurement of impairment loss associated with long lived assets. Adoption of this standard did not have a material impact on the Company's financial position or results of operations.

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Three months ended June 30,1996

Results of Operations
- ---------------------

Net sales for the first quarter of fiscal 1997 increased 20% to $11.0 million compared to first quarter fiscal 1996 net sales of $9.1 million. Sales of newer products (i.e., S-170, S-200 and S-450 models) accounted for 72% of the machine sales growth from the first quarter in fiscal 1996. The overall increase in net sales between the two first quarter periods resulted from both an increase in total units shipped as well as higher average selling prices due to a shift in the mix of models shipped.

International sales represented approximately 62% of net sales in the first quarter of fiscal 1997 versus 35% in the first quarter of fiscal 1996. Approximately 80% of all international sales were to customers located in the Pacific Rim region.

Gross margin for the first quarter of fiscal 1997 was 49.0% compared to 49.6% in the first quarter of fiscal 1996, a .6% decrease in the gross margin percentage. The lower margin percentage resulted from increasing sales volumes of the Company's newer models which carry lower margin percentages.

Research and development expenses increased 8% to $1.2 million in the first quarter of fiscal 1997 from $1.1 million in the first quarter of fiscal 1996.

Engineering programs during the past quarter focused primarily on the development of new products to augment the Company's broad product offerings, particularly by addressing segments of the market not currently served, and enhancement of current products primarily through additional automation and product versatility through additional conversion kits.

Selling, general and administrative expenses were $2.4 million for the first quarter of fiscal 1997, up 17% from $2.1 million in the first quarter of fiscal 1996. An increase in sales commission expense accounted for the majority of the increase in selling, general and administrative expenses for the comparable periods. Commissions as a percentage of sales rose as the Company's international sales, which earn a higher commission rate, increased and commissions also grew as a result of the increased sales volumes. Additionally, the Company incurred higher costs of information technology and administration necessary to support the past year's substantial growth and increasing headcount. However, despite the increase in actual spending in these areas, growth in selling, general and administrative expenses during the first quarter of fiscal 1997 did not outpace sales growth.

Operating income in the first quarter of fiscal 1997 grew approximately 31% to $1.7 million, or 16% of net sales, from $1.3 million, or 15% of net sales, in the comparable quarter last year.

The tax rate for the first quarter of fiscal 1997 was 33% versus 35% in the first quarter of fiscal 1996. The lower first quarter 1997 tax rate was principally a result of anticipated tax benefits to be achieved from a greater component of international sales during the year as compared to last year.

The foregoing operating results yielded net income for the first quarter of fiscal 1997 of $1.3 million, or $.34 per share, up 38% from $926,000, or $.25 per share, in the same quarter last year.

Liquidity and Capital Resources
- -------------------------------

The Company ended the first quarter of fiscal 1997 with a cash position of approximately $14.4 million. Additionally, the Company has an unsecured line of credit with a bank in the amount of $5.0 million against which there were no borrowings in the first quarter of fiscal 1997.

The Company generated approximately $532,000 of cash from operating activities during the first quarter of fiscal 1997. Accounts receivable decreased by $572,000 during the first quarter of fiscal 1997 keeping days sales outstanding at levels consistent with the fourth quarter of the prior fiscal year. The increase in inventory during the first quarter resulted primarily from several machines built for exhibition at Semicon West in July 1996 and remaining in ending inventory, as well as from an increase in material receipts primarily due to a mid-quarter shift in production mix in order to accommodate changes in customer demand.

The Company used $178,000 in cash during the first quarter of fiscal 1997 to fund the acquisition of capital equipment and $121,000 to fund internal software development costs. The Company expects that its investment in capital equipment in 1997 will be greater than its fiscal 1996 investment because of several planned capital acquisitions.

The Company generated cash from financing activities in the first quarter of fiscal 1997 of $106,000, primarily from employee stock purchases under the Company's employee stock option plan.

The Company believes that funds generated from operations, existing cash balances and available borrowing capacity will be sufficient to meet the Company's cash requirements at least for the next twelve months.

Cautionary Statement for Purposes of "Safe Harbor" Provisions of the Private
- ----------------------------------------------------------------------------
Securities Litigation Reform Act of 1995
- ----------------------------------------

The Company's future results are difficult to predict and may be affected by a number of important risk factors including, but not limited to, the factors listed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996. The Company wishes to caution readers that those important factors, in some cases, have affected, and in the future could affect, the Company's actual consolidated quarterly or annual operating results and could cause those actual consolidated quarterly or annual operating results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

ASECO CORPORATION

                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings:

         None.

Item 2.  Changes in Securities:

         None.

Item 3.  Defaults upon Senior Securities:

         None.

Item 4.  Submissions of Matters to a Vote of Security Holders:

         None


Items 5. Other Information:

         None


Item 6.  Exhibits and reports on Form 8-K:

         a. Exhibits - None

         b. There were no reports on Form 8-K filed for the three months ended June 30, 1996.

                              ASECO  CORPORATION

                                  SIGNATURES



           Signature                Title                         Date

    /s/ Carl S. Archer, Jr.    President, Chief              August 14, 1996
    -----------------------    Executive Officer and
       Carl S. Archer, Jr.     Chairman of the Board
                               (principal executive
                               officer)


    /s/ Sebastian J. Sicari    Vice President,               August 14, 1996
    ------------------------   Finance and Administration,
       Sebastian J. Sicari     Chief Financial Officer,
                               Treasurer and Director
                               (principal financial and
                               accounting officer)