Form 10-Q
period 1996-09-29
ASECO CORP
filed 1996-11-13
CIK 896645

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 29, 1996


Commission file number 0-21294

Aseco Corporation
(Exact name of registrant as specified in its charter)


Delaware
(State or other jurisdiction of incorporation or organization)

04-2816806
(I.R.S. Employer Identification No.)


500 Donald Lynch Boulevard, Marlboro,
Massachusetts 01752
(Address of principal executive offices)


(508)481-8896
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days .

Yes   X   No
     -----        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 29, 1996.

Common Stock, $.01 par value     3,635,215
(Title of each class)            (Number of shares)

ASECO CORPORATION

TABLE OF CONTENTS



                                                            Page

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements

Consolidated Condensed Balance Sheets(unaudited)              3
at September 29, 1996 and March 31, 1996

Consolidated Condensed Statements of Income                   4
(unaudited) for the three months and six months ended September 29, 1996 and October 1, 1995

Consolidated Condensed Statements of Cash Flows (unaudited)   5
for the six months ended September 29, 1996 and October 1, 1995

Notes to Consolidated Condensed Financial Statements          6

Item 2.   Management's Discussion and Analysis              7-8
of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                   9


Item 2.   Changes in Securities                               9


Item 3.   Defaults upon Senior Securities                     9


Item 4.   Submission of Matters to a Vote of Security         9
Holders

Item 5.   Other Information                                   9


Item 6.   Exhibits and Reports on Form 8-K                   10

     Signatures

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

ASECO CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(unaudited)


(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                           September 29,       March 31,
                                           1996                1996
                                           -----------------------------
ASSETS
Current Assets
Cash and cash equivalents                    $ 14,545       $ 14,083
Accounts receivable, less allowance
  for doubtful accounts of $575,000
  at September 29, 1996 and $397,000
  at March 31, 1996                            10,478         12,346
  Inventories, net                              8,871          7,059
  Prepaid expenses and other current assets     1,076            864
                                               ------         ------
          Total current assets                 34,970         34,352

Plant and equipment, at cost                    4,634          4,187
Less accumulated depreciation and
amortization                                    2,534          2,176
                                               ------         ------
                                                2,100          2,011
Other assets, net                                 386            318
                                               ------         ------
                                              $37,456       $ 36,681
                                             ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                           $2,858        $ 3,441
    Accrued expenses                            3,576          3,923
    Income taxes payable                          269            476
    Current portion of capital lease
     obligations                                   13             13
                                               ------         ------
        Total current liabilities               6,716          7,853

Deferred  taxes payable                           370            370
Long-term capital lease obligations                35             42

Stockholders' equity
Preferred stock, $.01 par value, 1,000,000
shares authorized,none issued and outstanding     ---            ---

Common stock, $.01 par value: Authorized
15,000,000 shares, issued and outstanding
3,635,215 and 3,611,501 shares at September
29, 1996 and March 31, 1996, respectively          36             36
Additional paid in capital                     17,342         17,234
Retained earnings                              12,957         11,146
                                               ------         ------
Total stockholders' equity                     30,335         28,416
                                               ------         ------
                                             $ 37,456       $ 36,681
                                             ========       ========

See notes to consolidated condensed financial statements

ASECO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(unaudited)

(in thousands, except share and per share data)

                               Three months ended               Six months ended
                         ----------------------------------------------------
                              September 29,  October 1,     September 29,  October 1,
                              1996           1995           1996           1995
                         -------------------------------------------------------
Net sales                     $ 8,989        $ 9,741        $ 19,990       $ 18,877

Cost of sales                 4,805          5,010          10,418         9,614
                              ------         ------         ------         -----
Gross  profit                 4,184          4,731          9,572          9,263
Research and development
costs                         1,275          1,083          2,511          2,225

Selling, general and          2,260          2,105          4,668          4,166
  administrative expenses     -------        ------         ------         -----

  Income from operations        649          1,543          2,393          2,872

Other income (expense):
      Interest income           164            130            323            232
      Interest expense          (2)            (2)            (4)            (9)
                             ------         ------         ------         ------
                                162            128            319            223


Income before income taxes      811          1,671          2,712          3,095

Income tax expense              273            618            901          1,116
                             ------         ------         ------         ------
Net income                    $ 538        $ 1,053        $ 1,811        $ 1,979
                             ======         =======       =======        =======

Earnings per share            $ .15          $ .28          $ .49          $ .52
                             ======         =======        =======        ======

Weighted average
common shares and
common equivalent
shares outstanding           3,705,000      3,820,000      3,707,000      3,772,000

See notes to consolidated condensed financial statements

ASECO CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

                                                         Six months ended
                                                  September 29,     October 1,
                                                  1996              1995
                                                  ------------------------------
Operating activities
Net income                                          $ 1,811          $ 1,979
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization                           446              335
Changes in assets and liabilities:
Accounts receivable                                   1,868          (2,245)
Inventories, net                                    (1,812)              107
Prepaid expenses and other current assets             (212)              116
Accounts payable and accrued expenses                 (930)              311
Income taxes payable                                  (207)              736
                                                    -------          -------

Total adjustments                                     (847)            (640)
                                                    -------          -------

Cash provided by operating  activities                  964            1,339

Investing activities:
Acquisition of plant and equipment                    (447)            (180)
Increase in software development costs
and other assets                                      (156)             (40)
                                                    -------          -------

Cash used in investing activities                     (603)            (220)

Financing activities:
Net proceeds from issuance of common stock              108              443
Reductions of long-term capital lease obligations       (7)              (6)
                                                    -------          -------

Cash provided by financing activities                   101              437
                                                    -------          -------

Net increase in cash and cash equivalents               462            1,556

Cash and cash equivalents at the beginning
of period                                            14,083            9,301
                                                    -------          -------

Cash and cash equivalents at the end of period     $ 14,545         $ 10,857
                                                    =======          =======

See  notes to consolidated condensed financial statements

ASECO CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED SEPTEMBER 29, 1996


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended September 29, 1996 are not necessarily indicative of the results that may be expected for the year ended March 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended March 31, 1996.


2. The computations of earnings per share are based on the weighted average number of outstanding shares of common stock and common equivalent shares (using the treasury stock method). Fully diluted earnings per share have not been separately presented as the amount does not differ significantly from primary earnings per share.


3.   Inventories:

Inventories consisted of:
(in thousands)

                  September 29,       March 31,
                     1996               1996

Raw Material        $ 4,033        $ 3,491
Work in Process     1,976          2,218
Finished Goods      2,862          1,350
                    -------        -------
                    $ 8,871        $ 7,059
                    =======        =======

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

Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and Six months ended September 29, 1996

Results of Operations
---------------------

Net sales for the first six months of fiscal 1997 increased 6% to $19.9 million compared to $18.9 million for the first six months of fiscal 1996.
Net sales for the second quarter of fiscal 1997 decreased 8% to approximately $9 million versus $9.7 million for the same quarter last year.
The decrease in net sales between the two second quarter periods resulted from a decline in the number of units shipped during the second quarter of fiscal
1997 as a result of an industry wide market downturn. The impact of the unit decrease was partially offset by higher average selling prices across most models which was attributable to added automation features and other product enhancements.

International sales represented approximately 44% of net sales in the second quarter of fiscal 1997 versus 42% in the second quarter of fiscal 1996. Approximately 78% of all international sales were to customers located in the Pacific Rim region.

Gross margin for the first six months of fiscal 1997 was 48% compared to 49% in the same period last year. Gross margin in the second quarter of fiscal 1997 was 47% compared to 49% in the second quarter of fiscal 1996. The lower margin percentages were the result of manufacturing overhead spending declining at a slower rate than sales reflecting the Company's view that investments in manufacturing capacity should be based on a long term plan rather than the operating results of one or two quarters.

Research and development expenses increased 13% to $2.5 million in the first six months of fiscal 1997 from $2.2 million in the first six months of fiscal 1996. Research and development expenses increased 18% in the second quarter of fiscal 1997 to $1.3 million from $1.1 million in the second quarter of
fiscal 1996.   Research and development expenses also increased as a
percentage of sales to 14% in the second quarter of fiscal 1997 from 11% in the second quarter of fiscal 1996 because of increased spending on the development of new products and enhancements to current products and the decline in net sales in the comparable quarterly periods.

Selling, general and administrative expenses for the first six months of fiscal 1997 were $4.7 million, up 12%, versus $4.2 million in the first six months of fiscal 1996. Selling, general and administrative expenses for the second quarter of fiscal 1997 were $2.3 million, up 7% from $2.1 million in the same quarter last year. The quarterly spending increase was the result of an increase in sales and service personnel to support the Company's growing installed base of equipment, and an increase in trade show expense.

Operating income in the first six months of fiscal 1997 was $2.4 million compared to $2.9 million in the first six months of fiscal 1996, a decrease of approximately 17%. Operating income in the second quarter of fiscal 1997 decreased approximately 58% to $649,000 from $1.5 million in the second quarter of fiscal 1996.

The tax rate for the first six months of fiscal 1997 was 33% versus 36% in the same period last year. The tax rate for the second quarter of fiscal 1997 was 34% versus 37% in the same quarter last year. Such decreases were primarily due to increased international sales as a percentage of total net sales and the lower tax rate associated with international sales.

As a result of the foregoing, net income for the first six months of fiscal 1997 was $1.8 million, or $.49 per share, as compared to $2.0 million, or $.52 per share, for the first six months of fiscal 1996. Net income for the second quarter of fiscal 1997 was $538,000, or $.15 per share, versus $1.1 million, or $.28 per share, for the second quarter of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company ended the second quarter of fiscal 1997 with a cash position of approximately $14.5 million. Additionally, the Company has an unsecured line of credit with a bank in the amount of $5.0 million against which there were no borrowings at the end of the second quarter of fiscal 1997.

The Company generated approximately $1.0 million of cash from operations during the first six months of fiscal 1997. Accounts receivable decreased approximately $1.8 million in the first six months of fiscal 1997 due to the decrease in net sales. Inventory increased approximately $1.8 million during the first six months of fiscal 1997 due to several customer order cancellations and lower than expected sales levels. Additionally during the second quarter, the Company built equipment across all product models in order to take advantage of late quarter changes in customer demand.

The Company used $447,000 in cash during the first six months of fiscal 1997 to fund the acquisition of capital equipment and $156,000 to fund internal software development costs. The Company expects that its investment in capital equipment in fiscal 1997 will be greater than in fiscal 1996.

The Company generated cash from financing activities in the first six months of fiscal 1997 of $101,000, primarily from employee stock purchases under the Company's employee stock plans.

The Company believes that funds generated from operations, existing cash balances and available borrowing capacity will be sufficient to meet the Company's cash requirements for at least the next twelve months.

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company's future results are difficult to predict and may be affected by a number of important risk factors including, but not limited to, the factors listed in the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1996. The Company wishes to caution readers that those important factors, in some cases, have affected, and in the future could affect, the Company's actual consolidated quarterly or annual operating results and could cause those actual consolidated quarterly or annual operating results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

ASECO CORPORATION

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:
          None.

Item 2.   Changes in Securities:
          None.

Item 3.   Defaults upon Senior Securities:
          None.

Item 4.   Submissions of Matters to a Vote of Security  Holders:

On August 8 , 1996, the Annual Meeting of Stockholders was held and the following matters were voted upon:

1. Dr. Sheldon Buckler and Dr. Gerald L. Wilson were elected as Directors to serve for three year terms. For Dr. Buckler, the vote was 3,283,074 in favor, 94,095 withheld. For Dr. Wilson, the vote was 3,283,074 in favor, 94,095 withheld.

2. An amendment to the Company's 1993 Omnibus Stock Plan increasing the maximum number of shares issuable under the plan from 930,000 to 1,230,000 was approved with 1,177,389 in favor, 247,124 against, 14,660 abstaining, and 1,938,296 broker non-votes.

3. Amendments to the Company's 1993 Non-Employee Director Stock Option Plan increasing the number of shares issuable under the plan from 65,000 to 165,000, increasing the number of shares underlying initial option grants under the Plan, and providing that persons serving as non-employee directors on May 15, 1996 and to serve on the Board of Directors during fiscal 1997 be granted an option to purchase an additional 10,000 shares were approved with 1,194,178 in favor, 322,747 against, 70,598 abstaining, and 1,789,946 broker non-votes.

4. The Board of Directors' selection of Ernst & Young LLP as the Company's independent auditors for the year ended March 30, 1997 was ratified with 3,350,979 in favor, 15,865 against, 10,325 abstaining, and 300 broker non-votes.

Item 5.        Other Information:
               None.

Item 6.        Exhibits and reports on Form 8-K:
               a. See Exhibit Index.
               b. There were no reports on Form 8-K filed for the three
                  months ended September 29, 1996.

ASECO CORPORATION
SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Signature                     Title                        Date

/s/Carl S. Archer, Jr.        President and Chief          November 13, 1996
---------------------         Executive Officer
Carl S. Archer, Jr.           (principal executive
                              officer)



/s/Sebastian J. Sicari        Vice President,              November 13, 1996
----------------------        Finance and
Sebastian J. Sicari           Administration,
                              Chief Financial Officer,
                              Treasurer (principal
                              financial and accounting
                              officer)

     EXHIBIT INDEX



Item
----

10.13 Letter Agreement, as amended, August 30, 1996 between the Company and Fleet Bank of Massachusetts, N.A.