Form 10-Q
period 1996-12-29
ASECO CORP
filed 1997-02-12
CIK 896645

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 29, 1996


Commission file number 0-21294

Aseco Corporation
(Exact name of registrant as specified in its charter)


Delaware                               04-2816806
(State or other jurisdiction of        (I.R.S.Employer Identification No.)
 incorporation or organization)


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

                                     Yes     X         No
                                           ----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 29, 1996.

               Common Stock, $.01 par value                 3,641,300
               (Title of each class)                     (Number of shares)

ASECO CORPORATION

TABLE OF CONTENTS




                                                                   Page

PART I.     FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets (unaudited)
          at December 29, 1996 and March 31, 1996                    3

          Condensed Consolidated Statements of Income (unaudited)
          for the three months and nine months ended
          December 29, 1996 and December 31, 1995                    4

          Condensed Consolidated Statements of Cash Flows
          (unaudited) for the nine months ended
          December 29, 1996 and December 31, 1995                    5

          Notes to Condensed Consolidated Financial Statements       6-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        8-9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                          10

Item 2.   Changes in Securities                                      10

Item 3.   Defaults upon Senior Securities                            10

Item 4.   Submission of Matters to a Vote of Security Holders        10

Item 5.   Other Information                                          10

Item 6.   Exhibits and Reports on Form 8-K                           10

Signatures                                                           12

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

ASECO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)   December 29,        March 31,
                                                  1996                1996
ASSETS
Current Assets
Cash and cash equivalents                         $ 14,245            $ 14,083
Accounts receivable, less allowance for
  doubtful accounts of $410 at December 29,
  1996 and $397 at March 31, 1996                    8,474              12,346
Inventories, net                                     8,999               7,059
Prepaid expenses and other current assets            1,549                 864
                                                  ---------           --------

Total current assets                                33,267              34,352

Plant and equipment, at cost                         4,825               4,187
Less accumulated depreciation and amortization       2,726               2,176
                                                 ---------            --------
                                                     2,099               2,011
Other assets, net                                      396                 318
                                                 ---------            --------
                                                 $  35,762            $ 36,681
                                                 =========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                               $   1,595             $ 3,441
Accrued expenses                                     2,672               3,923
Income taxes payable                                   274                 476
Current portion of capital lease obligations            13                  13
                                                 ---------           ---------
Total current liabilities                            4,554               7,853


Deferred  taxes payable                                493                 370
Long-term capital lease obligations                     32                  42

Stockholders' equity

Preferred stock, $.01 par value, 1,000,000
  shares authorized, none issued and outstanding       ---                 ---
Common stock, $.01 par value:   Authorized
  15,000,000 shares, issued and outstanding
  3,641,300 and 3,611,501 shares at December 29,
  1996 and March 31, 1996, respectively                 36                  36
Additional paid in capital                          17,456              17,234
Retained earnings                                   13,191              11,146
                                                   --------           --------
Total stockholders' equity                          30,683              28,416
                                                   --------           --------
                                                  $ 35,762            $ 36,681
                                                  =========           ========

See notes to condensed consolidated financial statements

ASECO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)


(in thousands, except share and per share data)

                   Three months ended            Nine months ended
              ------------------------------     -------------------------------
                      December 29,   December 31,   December 29,   December 31,
                      1996           1995           1996           1995
-------------------------------------------------------------------------------
Net sales             $ 6,722        $ 10,998       $ 26,712       $ 29,875

Cost of sales           3,595           5,433         14,013         15,047
                      -------        --------       --------       --------

Gross  profit           3,127           5,565         12,699         14,828

Research and            1,287           1,228          3,798          3,453
development costs

Selling, general        1,713           2,640          6,381          6,807
and administrative     -------        -------        -------        -------
expenses

Income from operations    127           1,697          2,520          4,568

Other income (expense):
Interest income           166             153            489            388
Interest expense          (1)             (1)            (5)           (12)
                       -------         -------        -------        -------
                          165             152            484            376
                       -------         -------        -------        -------


Income before income
taxes                     292           1,849          3,004          4,944

Income tax expense         58             684            959          1,800
                       -------         -------        -------        -------

Net income              $ 234         $ 1,165        $ 2,045        $ 3,144
                       =======        ========       ========       ========

Earnings per share    $   .06         $   .31        $   .55        $   .83
                      =======         ========       ========       ========


Weighted average common
shares and common
equivalent shares
outstanding          3,711,000        3,801,000      3,708,000      3,782,000

See notes to condensed consolidated financial statements

ASECO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

                                                 Nine months ended
                                             December 29,   December 31,
                                             1996           1995
Operating activities
Net income                                   $ 2,045        $ 3,144
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                    679            545
Deferred income taxes                          (162)             --
Changes in assets and liabilities:
Accounts receivable                            3,872        (1,457)
Inventories, net                             (1,940)          (452)
Prepaid expenses and other current assets      (400)           (32)
Accounts payable and accrued expenses        (3,097)          1,618
Income taxes payable                           (137)            941
                                             -------        -------

Total adjustments                            (1,185)          1,163
                                             -------        -------
Cash provided by operating  activities           860          4,307

Investing activities:
Acquisition of plant and equipment             (638)          (445)
Increase in software development costs and
other assets                                   (207)           (40)
                                             -------        -------

Cash used in investing activities              (845)          (485)

Financing activities:
Net proceeds from issuance of common stock       157            476
Reductions of long-term capital lease obligations (10)          (8)
                                              -------        -------

Cash provided by financing activities             147            468
                                              -------        -------

Net increase (decrease) in cash and cash
equivalents                                       162          4,290

Cash and cash equivalents at the beginning
of period                                      14,083          9,301
                                              -------        -------

Cash and cash equivalents at the
end of period                                $ 14,245       $ 13,591
                                             ========       ========

See  notes to condensed consolidated financial statements

ASECO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED DECEMBER 29, 1996


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended December 29, 1996 are not necessarily indicative of the results that may be expected for the year ended March 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 31, 1996.

2. The computations of earnings per share are based on the weighted average number of outstanding shares of common stock and common equivalent shares (using the treasury stock method). Fully diluted earnings per share have not been separately presented as the amount does not differ significantly from primary earnings per share.

3.        Inventories:

Inventories consisted of:

(in thousands)
                    December 29,        March 31,
                    1996                1996

Raw Material        $ 4,958             $ 3,491
Work in Process       1,409               2,218
Finished Goods        2,632               1,350
                    --------            --------
                    $ 8,999             $ 7,059
                    ========            ========


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


5. On April 15, 1996, the Company loaned an executive officer of the Company $140,000. The loan bears interest at the rate of 5.33% per annum, compounded annually, and is due and payable in full on the earlier of the termination of the executive officer's employment with the Company or April 15, 1999. The loan is secured by shares of the Company's common stock owned by the executive officer.

6. On August 15, 1996, the Board of Directors adopted a Stockholder Rights Plan. Pursuant to the Stockholder Rights Plan, each share of common stock has an associated right. Under certain circumstances, each right entitles the holder to purchase from the Company one one-thousandth of a share of junior preferred stock at an exercise price of $55.00 per one one-thousandth of a share, subject to adjustment.

The rights are not exercisable and cannot be transferred separately from the common stock until ten days after a person acquires or obtains the right to acquire 15% or more or makes a tender offer for 30% or more of the Company's common stock. Upon exercise, each right will entitle the holder to purchase, at the right exercise price, common stock having a value of two times the exercise price of the right. In addition, if the Company is either (i) acquired in a merger or other business combination in which the Company is not the surviving entity, or (ii) sells or transfers 50% or more of its assets or earning power to another party, each right will entitle its holder to purchase, upon exercise, common stock of the acquiring Company having a value equal to two times the exercise price of the right.

The rights have certain anti-takeover effects, in that they would cause substantial dilution to a person or group that attempts to acquire a significant interest in the Company on terms not approved by the Board of Directors. The rights expire on August 15, 2006 but may be redeemed by the Company for $.01 per right at any time prior to the tenth day following a person's acquisition of 15% or more of the Company's common stock. So long as the rights are not separately transferable, the Company will issue one right with each new share of common stock issued.

Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Three and Nine months ended December 29, 1996


RESULTS OF OPERATION

Net sales for the first nine months of fiscal 1997 decreased 11% to $26.7 million compared to $29.9 million for the first nine months of fiscal 1996. Net sales for the third quarter of fiscal 1997 decreased 39% to approximately $6.7 million versus $11 million for the same quarter last year. The decrease in net sales between the two third quarter periods resulted from a decline in the number of units shipped during the third quarter of fiscal 1997 as a result of an industry wide market downturn. The impact of the unit decrease was partially offset by higher average selling prices across most models which was attributable to added automation features and other product enhancements.

International sales represented approximately 50% of net sales for the first nine months of fiscal 1997 versus 40% in the first nine months of fiscal 1996. International sales represented approximately 36% of net sales in the third quarter of fiscal 1997 versus 42% in the third quarter of fiscal 1996. Approximately 75% of all international sales were to customers located in the Pacific Rim region.

Gross margin for the first nine months of fiscal 1997 was 48% compared to 50% in the same period last year. Gross margin in the third quarter of fiscal 1997 was 47% compared to 51% in the third quarter of fiscal 1996. The lower margin percentages were the result of manufacturing overhead spending declining at a slower rate than sales reflecting the Company's view that investments in manufacturing capacity should be based on a long term plan rather than the operating results of individual quarters.

Research and development expenses increased 10% to $3.8 million in the first nine months of fiscal 1997 from $3.5 million in the first nine months of fiscal 1996. Research and development expenses increased 5% in the third quarter of fiscal 1997 to $1.3 million from $1.2 million in the third quarter
of fiscal 1996.   Research and development expenses also increased as a
percentage of sales to 19% in the third quarter of fiscal 1997 from 11% in the third quarter of fiscal 1996 reflecting the Company's commitment to a long range research and development program notwithstanding fluctuations in net sales.

Selling, general and administrative expenses for the first nine months of fiscal 1997 were $6.4 million, down 6%, versus $6.8 million in the first nine months of fiscal 1996. Selling, general and administrative expenses for the third quarter of fiscal 1997 were $1.7 million, down 35% from $2.6 million in the same quarter last year. The quarterly spending decrease was primarily the result of a decrease in sales commissions earned during the third quarter of fiscal 1997 resulting from lower net sales and, to a lesser extent, a decrease in commission rates resulting from the higher percentage of domestic sales which earned lower commission rates. The quarterly spending decrease was also due to a reduction in personnel related expenses undertaken by the Company in light of the industry-wide market downturn.

Operating income in the first nine months of fiscal 1997 was $2.5 million compared to $4.6 million in the first nine months of fiscal 1996, a decrease of approximately 45%. Operating income in the third quarter of fiscal 1997 decreased approximately 93% to $127,000 from $1.7 million in the third quarter of fiscal 1996.

The tax rate for the first nine months of fiscal 1997 was 32% versus 36% in the same period last year. The tax rate for the third quarter of fiscal 1997 was 20% versus 37% in the same quarter last year. The decrease in the third quarter tax rate is primarily due to increased international sales which are taxed at a lower tax rate coupled with the anticipated benefit to be realized from research and development tax credits as the Company accelerated spending on qualified development projects.

As a result of the foregoing, net income for the first nine months of fiscal 1997 was $2.0 million, or $.55 per share, as compared to $3.1 million, or $.83 per share, for the first nine months of fiscal 1996. Net income for the third quarter of fiscal 1997 was $234,000, or $.06 per share, versus $1.2 million, or $.31 per share, for the third quarter of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the third quarter of fiscal 1997 with a cash position of approximately $14.2 million. Additionally, the Company has an unsecured line of credit with a bank in the amount of $5.0 million against which there were no borrowings at the end of the third quarter of fiscal 1997.

The Company generated approximately $860,000 of cash from operations during the first nine months of fiscal 1997. Accounts receivable decreased approximately $3.9 million in the first nine months of fiscal 1997 due to the decrease in net sales. Inventory increased approximately $1.9 million during the first nine months of fiscal 1997 and remained relatively consistent with the prior quarter. The year to date inventory increase is due to the Company's strategic decision to build machines beyond forecasted demand in order to be in a position to take advantage of late quarter changes in customer demand and product mix.

The Company used $638,000 in cash during the first nine months of fiscal 1997 to fund the acquisition of capital equipment and $207,000 to fund internal software development costs. The Company expects that its investment in capital equipment in fiscal 1997 will be greater than in fiscal 1996.

The Company generated cash from financing activities in the first nine months of fiscal 1997 of $147,000, primarily from employee stock purchases under the Company's employee stock plans.

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

ASECO CORPORATION

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings:

None.

Item 2.   Changes in Securities:

          Effective as of January 2, 1997, the Company appointed American Stock Transfer & Trust Company to replace State Street Bank and Trust Company as its Transfer Agent and as the Rights Agent under its shareholder rights plan. In connection with such appointment, the Company and American Stock Transfer & Trust Company amended the Rights Agreement dated as of August 15, 1996 to lower the level of capital required for the Rights Agent from $50 million to $10 million.

Item 3.   Defaults upon Senior Securities:

          None.

Item 4.   Submissions of Matters to a Vote of Security Holders:

Item 5.   Other Information:

          None.

Item 6.   Exhibits and reports on Form 8-K:

          a. See Exhibit Index

          b. There were no reports on Form 8-K filed for the three months ended December 29, 1996.

EXHIBIT INDEX




Exhibit Number      Description


4.2 Rights Agreement dated August 15, 1996 between the Company and State Street Bank & Trust Company as Rights Agent as filed on the Company's Registration Statement on Form 8-A with the Commission on August 28, 1996 and incorporated herein by reference.

4.3 Amendment Number One to Rights Agreement dated January 2, 1997 between the Company and American Stock Transfer
                    & Trust Company.

10.14               Promissory Note between the Company and Sebastian J.
                    Sicari dated April 15, 1996.

10.15               Pledge Agreement between the Company and Sebastian J.
                    Sicari dated April 15, 1996.

ASECO CORPORATION

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Signature                     Title                              Date


/s/ Carl S. Archer, Jr.   President and Chief Executive      February 12, 1997
-----------------------   Officer (principal executive
Carl S. Archer, Jr.       officer)



/s/ Sebastian J. Sicari   Vice President, Finance and        February 12, 1997
-----------------------   Administration, Chief Financial
Sebastian J. Sicari       Officer, Treasurer (principal
                          financial and accounting officer)