Form 10-K
period 1997-03-30
ASECO CORP
filed 1997-06-27
CIK 896645

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED MARCH 30, 1997

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

  The aggregate market value of voting stock held by non-affiliates of the registrant was $46,818,217 as of May 30, 1997

                                   3,672,017
       (Number of shares of common stock outstanding as of May 30, 1997)

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates by reference certain information from the Registrant's proxy statement for the annual meeting of stockholders to be held on August 6, 1997

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

  Aseco designs, manufactures and markets test handlers used to automate the testing of integrated circuits in surface mount packages. Surface mount technology ("SMT") has been widely adopted as a package configuration for integrated circuits used in a wide range of applications, including automotive electronics, telecommunications equipment and personal computers, because it permits the production of packaged integrated circuits ("IC devices") which are smaller and/or more powerful than those using conventional packaging technologies. Aseco provides high quality, versatile test handlers designed to maximize the productivity of the significantly more costly testers with which they operate. The Company's net sales have grown from fiscal 1986 through fiscal 1997 at a compound annual growth rate of 30% and the Company has operated profitably for each of the past thirty-eight consecutive quarters.

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

  The test handler market is commonly segmented on the basis of the function of the IC devices handled: test handlers which process memory IC devices, such as Dynamic Random Access Memory devices (DRAM) and Static Random Access Memory devices (SRAM), and test handlers which process non-memory IC devices, such as digital, logic, linear, ASIC and microprocessor devices. Non-memory IC devices generally have short test times, are often configured with leads on four sides, come in a wide variety of package configurations and are produced in relatively small lot sizes. Consequently, non-memory IC device test handlers must be able to handle devices gently and transport them to and from the contactor rapidly ("index time") and must be adaptable to accommodate many different package types. Memory IC devices, by contrast, generally have longer test times, have leads on just two sides, come in fewer package configurations and are produced in larger lot sizes. The index time of memory IC device test handlers is less important because of the long test times of memory IC devices.

  Test handlers capable of facilitating the testing of multiple IC devices simultaneously ("multi-site test handlers") have been developed to improve test handler throughput of memory IC devices. Traditionally, multi-site test handlers have not been used in connection with the testing of non-memory IC devices. Recently, however, as non-memory IC devices have become more complex and their test times have correspondingly increased, multi-site test handlers have been used in connection with the testing of non-memory IC devices as well. In addition, certain SRAM IC devices possess characteristics typical of non-memory IC devices, such as shorter test time, leads on four sides and wider variety of package configurations, therefore creating the demand in the SRAM market for a multi-site test handler with fast index speed and gentle handling capabilities.

  The majority of DRAM IC devices are manufactured in Japan and Korea while the majority of non-memory IC devices are manufactured in the United States. A significant number of SRAM IC devices are manufactured in the United States as well as in Japan and Korea.

  To date, the Company's products have primarily addressed the non-memory surface mount device portion of the test handler market.

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

  There are four basic types of test handlers: gravity-feed systems, pick and place systems, belt-conveyance systems and air-bearing systems. The appropriate type of test handler is generally determined by the size and lead configuration of the IC devices being tested. The gravity-feed system, the oldest of the four test handler types, is the predominant test handler for through-hole IC devices. As the name indicates, gravity-feed systems rely on gravity to move IC devices through the test handler. This type of test handler has the advantage of being able to process IC devices quickly, but has a greater tendency to damage IC devices with leads on four sides. Damaged leads can cause soldering defects when the IC devices are mounted on boards, which in turn increases re-work and warranty costs. Pick and place systems, in contrast, transport IC devices by means of robotic arms, which prevent the IC devices from coming into contact with one another and reduce the chance of lead damage. While pick and place systems are suitable for fragile IC devices that are susceptible to lead damage such as the Quad Flat Pack (QFP), they typically process IC devices more slowly than other types of test handlers. Air-bearing systems, which transport IC devices on a bed of air in the temperature chamber, permit high-speed processing while minimizing the potential for lead damage characteristic of gravity-feed systems. Belt-conveyance systems move large quantities of devices quickly into and out of the system on belts without damaging fragile leads.

KEY TEST HANDLER FEATURES

  The primary function of the test handler is to automate the testing process therefore increasing the productivity of the tester resulting in the accurate testing of IC devices at the lowest per unit cost possible. Important test handler features include:

  Gentle Handling. In order for the test handler user to maximize yield and the quality of the IC devices it ships, it is imperative that the test handler not damage the IC devices it processes. Due to their fragility, surface mount IC device leads are especially susceptible to damage, and as IC devices with higher lead counts and more fragile leads have become more prevalent, gentle handling has become an increasingly important test handler feature. Aseco currently offers test handlers with three IC device transport mediums-- gravity-feed, air-bearing and pick and place and in the fourth quarter of fiscal 1997, shipped a beta test version of its newest belt-conveyance test handler (see "Product Development"). The four transport mediums allow customers to use the type of test handler most suitable for the IC device being tested. In addition, Aseco test handlers are equipped with vacuum stops, limited force contactors and other features to further minimize lead damage.

  Signal Integrity. Signal integrity is the ability of the test handler to facilitate accurate transmission of electrical signals between the tester and the IC device being tested. Poor transmission can lead to incorrect test results. Aseco maximizes its performance in this area by equipping its test handlers with Aseco's proprietary contactors which position the IC device under test in close proximity to the tester which allows fast and accurate signal transmission. If so desired by customers, other contactors can also be used with Aseco equipment.

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

  Productivity. The productivity of a test handler is largely a function of the rate at which it moves IC devices through the test handler ("throughput") and the percentage of time the test handler is available for use ("uptime"). The throughput of Aseco's test handlers is enhanced by their use of forced air to thermally condition IC devices. This produces an effect analogous to wind chill and minimizes the time IC devices are required to stay in the temperature chamber. The Company believes its handlers are able to achieve high uptime because of their relatively simple design that reduces jam rates and the frequency and duration of required maintenance. Maintenance time is also reduced by the diagnostic software incorporated in each Aseco test handler.

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

MODEL S-133 TEST HANDLER

  The S-133 is a modified version of the S-130 test handler. It offers all the features and capabilities of the S-130 plus the ability to position the device for electrical testing of accelerometers while under physical shock. An accelerometer is a device that activates when a large amount of force is placed upon it and is used in such applications as car airbags.

MODEL S-170 TEST HANDLER

  The S-170 is a high-speed gravity-feed test handler capable of a throughput rate of 6,000 IC devices per hour. This test handler is equipped with high performance contactors and provides test handling at temperatures ranging from -55 to +155 Celsius. Changing between different IC device package lead counts is achieved by simple keypad entry on a menu-driven CRT display. The S-170 is most appropriate for high volume testing of small surface mount IC devices having short test times and leads on only two sides such as linear devices.

MODEL S-170C AND S-170D TEST HANDLERS

  The S-170C and S-170D are modified versions of the S-170 gravity feed test handler. Each offers all the features and capabilities of the S-170 plus the ability to handle a broader spectrum of the popular SOIC package types and, accordingly, has a target market that is approximately twice as large as the market for the original S-170 model. In addition, the S-170D offers plunge to board capability that allows an electrical connection between the IC device and a device under test ("dut") board eliminating the need for a contactor and facilitating testing of IC devices with very short lead lengths.

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

MODEL S-200 TEST HANDLER

  The S-200 is the successor to the TL-50. It has the same functionality and form factor as the TL-50. Its key distinguishing feature is its ability, through the addition of an optional machine vision system, to provide in-line lead inspection in addition to its normal electrical test handling capability.

MODEL S-450 TEST HANDLER

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

  The multi-site test capability of the S-450 allows up to eight IC devices to be tested simultaneously, thereby dramatically improving throughput. In addition, this product is the Company's first offering to the SRAM portion of the surface mount IC device test handler market. The Company believes that the high throughput and gentle handling features of the S-450 make it particularly suitable for SRAM devices that have more leads and shorter test times than many other memory IC devices. The S-450 can be converted to handle numerous IC device package types and, like the Company's other test handler models, allows testing at hot, cold and ambient temperatures.

 Remanufacturing Services

  The Remanufacturing Services Group provides services such as machine upgrades, reconditioning and reconfiguration for all of the Company's test handler models.

CUSTOMERS

  An integral part of Aseco's overall strategy is to maintain close relationships with its customers and to broaden its customer base. In fiscal 1997, approximately 90% of the Company's net sales represented repeat business. In addition, since 1988 the Company has succeeded in adding new names to its customer list each and every quarter.

  Customers for the Company's products are primarily semiconductor manufacturers, but also include volume purchasers of IC devices and companies engaged in the business of testing IC devices for others.

  As of March 30, 1997, the Company had sold 1,145 test handler systems to approximately 130 customers in more than 160 worldwide locations. In fiscal 1997, one customer, Analog Devices, Inc., accounted for 17% of net sales.

SALES AND MARKETING

  The Company markets its products primarily through manufacturers' representative organizations. As of March 30, 1997, the Company had ten United States manufacturers' representatives and six international manufacturers' representatives located in London, Munich, Seoul, Singapore, Sweden and Taipei.

  The Company's sales organization coordinates the activities of the Company's manufacturers' representatives and actively participates with them in selling efforts. Aseco provides sales and technical support to its manufacturers' representatives through the Company's sales and service offices in Marlboro, Massachusetts, Santa Clara, California and Kuala Lumpur, Malaysia and Malta. In the first quarter of fiscal 1998, the Company also established a sales and service office in Singapore. The Company's marketing efforts include participation in industry trade shows and production of product literature. These efforts are designed to generate sales leads for the Company's manufacturers' representatives.

  To date, the Company's international sales have been primarily to customers located in the Asia Pacific region (excluding Japan) and Western Europe. International sales accounted for approximately 52%, 42%, and 42% of the Company's net sales in fiscal 1997, 1996 and 1995, respectively.

  All of the Company's international sales are invoiced in U.S. dollars and, accordingly, have not historically been subject to fluctuating currency exchange rates. The Company's international sales are subject to certain risks common to many export activities, such as governmental regulations, export license requirements and the risk of imposition of tariffs and other trade barriers. As a result of the Company's acquisition of WED on May 23, 1997, in England, a portion of the Company's international sales will be subject to fluctuating currency exchange rates. (See "Fiscal 1997 Developments" at the end of Part I)

BACKLOG

  The Company's backlog which consists of customer purchase orders which the Company expects to fill within the next twelve months, was approximately $2,995,000 as of March 30, 1997. Because all purchase orders are subject to cancellation or delay by customers with limited or no penalty, the Company's backlog is not necessarily indicative of future revenues or earnings. The Company typically ships its test handlers within eight to ten weeks of receipt of purchase order and its conversion kits and spare parts within a shorter period.

CUSTOMER SERVICE

  The Company believes that strong customer service is important in achieving its goal of high customer satisfaction. Aseco's customer service organization, augmented by the Company's engineering personnel, provides product training, telephone technical support, applications support, maintenance and operations manuals and on-site service and repair. Such services are provided from the Company's headquarters in Marlboro, Massachusetts and from one other domestic and eight international field service centers, each strategically located near customers to minimize response time to customer service requests. Six of the eight international field service centers are maintained by the Company's manufacturers' representative organizations and two directly by the Company. In addition, in the first quarter of fiscal 1998, the Company established a subsidiary in Singapore to provide service and technical support directly to its customers.

  The Company warranties its products against defects in material and workmanship for a period of up to one year. To date, the Company's warranty claims have not been material. The Company believes its accrual for product warranties at March 30, 1997 is adequate.

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

  During the fourth quarter of fiscal 1997, the Company initiated beta testing of its newest test handler that employs a belt-conveyance transport medium addressing a wide range of IC applications with limited need for conversion kits. Assuming the successful completion of beta testing, the Company plans to begin shipments of this model in the second half of fiscal 1998.

MANUFACTURING AND SUPPLY

  The Company manufactures its products at its facility in Marlboro, Massachusetts. The Company's manufacturing operations consist of procurement and inspection of components and subassemblies, assembly and extensive testing of finished products.

  A significant portion of the components and subassemblies of the Company's products, including circuit boards, vacuum pumps, optical sensors, refrigeration units and contactor elements, are manufactured by third parties on a subcontract basis. Currently all components, subassemblies and parts used in Aseco's products are available from multiple sources.

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

EMPLOYEES

  As of March 30, 1997, Aseco had 129 regular employees and 15 contract employees including 49 in manufacturing, 49 in engineering and product development, 16 in general administration and finance, 27 in sales and marketing and 3 in customer service. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are excellent.

FISCAL 1997 DEVELOPMENTS

  In the fourth quarter of fiscal 1997, the Company initiated beta testing of its newest test handler that employs a belt conveyance transport medium and addresses a wide range of IC applications with limited need for conversion kits. Assuming the successful completion of beta testing, the Company plans to begin shipments of this model in the second half of fiscal 1998.

  In the first quarter of fiscal 1998, the Company established a new subsidiary in Singapore to provide service and technical support to its customer base in Southeast Asia. Personnel at this site will provide on-site service and repair, product training and technical support services.

  On May 23, 1997 the Company acquired Western Equipment Developments (Holdings) Ltd. ("WED"), based in Plymouth, England for approximately $6,000,000 in cash. WED designs, manufactures and markets integrated circuit wafer handling robot systems. These systems are used to load, sort and transport wafers during both manual and automatic inspection as well as other wafer processing steps in the semiconductor manufacturing process. WED will allow Aseco to broaden its presence in the semiconductor automated handling and processing equipment market while taking advantage of synergies such as similar customer bases and distribution channels. WED has approximately 40 employees and generated net sales of approximately $5.0 million for its fiscal year ended April 30, 1997. (See Footnote M to Consolidated Financial Statements)

ITEM 2. PROPERTIES

  The Company's administrative, manufacturing and product development, and its principal sales, marketing and field service office is located in Marlboro, Massachusetts where the Company occupies approximately 61,000 square feet under a lease that expires in May 2000.

  The Company also leases and occupies approximately 2,900 square feet of space in Santa Clara, California under a lease that expires in fiscal 1998. The Company uses this space for sales and field service support operations.

  The Company believes its facilities are adequate for all its reasonable foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended March 30, 1997.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the executive officers of the Company, their ages, present position and principal occupations held for at least the past five years.

NAME                        AGE                     POSITION
----                        ---                     --------
Carl S. Archer, Jr.........  59 President, Chief Executive Officer and Chairman
                                 of the Board
Sebastian J. Sicari........  45 Vice President, Finance and Administration,
                                 Chief Financial Officer, Treasurer and Director
C. Kenneth Gray............  48 Vice President, Sales & Marketing
Dennis A. Legal............  57 Vice President, Engineering
Theodore A. Aronis.........  59 Vice President, Manufacturing Operations
R. Bruce O'Connor..........  58 Vice President, Device Process Equipment
                                 Marketing

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

  Mr. Legal has been Vice President, Engineering since August 1996. From May 1986 to August 1996, Mr. Legal was the Division Engineering Manager of Teradyne Automatic Test Equipment, a manufacturer of automatic test equipment, including test handlers.

  Mr. Aronis has been Vice President, Manufacturing Operations since April 1997. From 1985 to 1997, Mr. Aronis was Vice President, Operations of Xylogics, a manufacturer of communications equipment.

  Mr. O'Connor has been Vice President, Device Process Equipment Marketing since April 1997. From 1994 to 1997, Mr. O'Connor led the Company's development program for its newest test handler model. Prior to joining Aseco, Mr. O'Connor was Executive Vice President at Symtek Systems, Inc. a manufacturer of automatic test handlers.

  Executive officers of the Company are elected by the Board of Directors and serve until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Aseco Corporation's common stock is traded on the Nasdaq National Market under the symbol "ASEC." The table below sets forth the high and low sale prices of the common stock during the two most recent fiscal years:

                                                                       1997
                                                                   -------------
     PERIOD                                                         HIGH   LOW
     ------                                                        ------ ------
     First Quarter................................................ $14.63 $ 9.50
     Second Quarter...............................................  11.50   8.25
     Third Quarter................................................  10.38   7.00
     Fourth Quarter...............................................  11.88   9.50
                                                                       1996
                                                                   -------------
     First Quarter................................................ $18.25 $ 9.38
     Second Quarter...............................................  22.00  15.75
     Third Quarter................................................  21.25  13.50
     Fourth Quarter...............................................  16.63  10.00

  On May 30, 1997, the closing price of the Company's common stock was $12.75 per share. On such date there were 3,672,017 shares outstanding held of record by 92 persons. This number does not include stockholders for whom shares are held in a "nominee" or "street" name.

  The Company has not paid cash dividends on its common stock and does not intend to do so in the foreseeable future. The Company's bank line of credit prohibits the payment of cash dividends without the bank's consent.

ITEM 6. SELECTED FINANCIAL DATA

                                                 YEAR ENDED
                               -----------------------------------------------
                               MARCH 30, MARCH 31, APRIL 2, APRIL 3, MARCH 28,
                                 1997      1996      1995     1994     1993
                               --------- --------- -------- -------- ---------
                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA
Net sales.....................  $34,320   $41,569  $29,192  $20,264   $15,869
Income from operations........    2,623     6,397    3,987    2,445     1,635
Net income....................    2,288     4,406    3,088    1,980     1,060
Earnings per share............      .62      1.17      .85      .55       .47
BALANCE SHEET DATA
Total assets..................  $36,640   $36,681  $29,267  $23,792   $21,166
Long term capital lease obli-
 gations......................       29        42       53      --         73
Stockholders' equity..........   31,113    28,416   22,711   19,513    16,566

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations--Fiscal 1997 versus Fiscal 1996

  Net sales for fiscal 1997 decreased 17% to $34.3 million from $41.6 million in fiscal 1996. The decrease resulted primarily from a reduction in unit shipments due to an industry wide slowdown in the semiconductor market during fiscal 1997.

  International sales, which increased 2.5% during fiscal 1997 to $17.8 million from $17.4 million in fiscal 1996, represented approximately 52% of net sales in fiscal 1997 versus 42% in fiscal 1996. Sales in the Pacific Rim region were particularly strong, representing 83% of all international sales.

  Gross profit for fiscal 1997 was $16.2 million, or 47% of net sales, compared to $20.4 million, or 49% of net sales, in fiscal 1996. The decrease in gross profit as a percentage of net sales resulted from a reduction in manufacturing overhead spending which was disproportionate with the reduction in units produced during fiscal 1997. Although cost control measures, including a reduction in workforce and discretionary spending constraints, were made early in fiscal 1997, the savings realized were partially offset by spending on operation infrastructure enhancements incurred to enable the Company to respond effectively to production demands in the future.

  Research and development costs increased 10% to $5.2 million in fiscal 1997 from $4.7 million in fiscal 1996. As a percentage of net sales, research and development costs were 15% and 11% in fiscal 1997 and fiscal 1996, respectively. Research and development spending in fiscal 1997 focused primarily on the development of a new test handler system design and the enhancement of existing products through additional automation and product versatility through additional conversion kits.

  Selling, general and administrative expenses for fiscal 1997 decreased approximately 10% to $8.4 million from $9.3 million in fiscal 1996. As a percentage of net sales, selling, general and administrative costs were 24% and 22% during fiscal 1997 and 1996, respectively. The decrease in selling, general and administrative expenses resulted primarily from a decrease in sales commissions earned during the year. The decrease in commission expense resulted from both the decrease in net sales and a decrease in commission rates resulting from the Company's efforts to transition more customers to a direct sales relationship. The decrease in selling, general and administrative costs were partially offset by spending incurred to support the installation of the Company's new business information system.

  As a result of the above, operating income for fiscal 1997 declined 59% to $2.6 million from $6.4 million in fiscal 1996.

  Other income, net of $668,000 in fiscal 1997 and $549,000 in fiscal 1996 was derived primarily from interest income earned on cash and cash equivalents.

  The Company's effective tax rate for fiscal 1997 was 30.5% compared to 36.6% in fiscal 1996. The fiscal 1997 tax rate was lower than the fiscal 1996 rate principally because of a higher percentage of net sales coming from international markets and a greater R&D tax credit which resulted as the Company accelerated its spending on certain qualified development expenses.

  Net income for fiscal 1997 decreased 48% to $2.3 million, or $.62 per share with 3,717,000 weighted average shares outstanding, from $4.4 million, or $1.17 per share with 3,776,000 weighted average shares outstanding, in fiscal 1996.

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

  The Company's effective tax rate for fiscal 1996 was 36.6% compared to 29.8% in fiscal 1995. The fiscal 1995 tax rate was lower than the fiscal 1996 rate principally because during the fourth quarter of fiscal 1995, the Company successfully completed an Internal Revenue Service audit of its fiscal 1993 tax year. As a result, an increased amount of credits became available for the Company to utilize in the fourth quarter causing the fourth quarter 1995 tax rate to be 17%.

  Net income for fiscal 1996 increased 43% to $4.4 million, or $1.17 per share with 3,776,000 weighted average shares outstanding, from $3.1 million, or $.85 per share with 3,616,000 weighted average shares outstanding, in fiscal 1995.

 Liquidity and Capital Resources

  The Company maintained a strong liquidity position in fiscal 1997, closing fiscal 1997 with a cash balance of $14.1 million (See "Subsequent Events" below). Additionally, the Company had an unsecured line of credit with a bank in the amount of $5.0 million against which there were no borrowings in fiscal 1997.

  The Company generated approximately $1 million in cash from operating activities during fiscal 1997. The primary working capital factors affecting cash from operations were inventory levels, accounts receivable, and accounts payable and accrued expenses. During fiscal 1997, inventory levels increased by approximately $2.2 million to $9.2 million as the Company purchased inventory during the first quarter of the year to fulfill build plans which were subsequently revised downward as market conditions softened. Accounts receivable decreased approximately $3.2 million, or 26%, because of the decline in net sales for the fiscal year. Accounts payable and accrued expenses decreased as a result of a decrease in material receipts in the second half of fiscal 1997 compared to fiscal 1996, a decrease in sales commissions earned and a decrease in amounts accrued for compensation benefits and other performance based compensation.

  The Company used approximately $992,000 in cash during fiscal 1997 to fund the acquisition of capital equipment and $243,000 to fund internal software development costs.

  The Company generated cash from financing activities in fiscal 1997 of approximately $192,000 primarily from employee stock purchases under the Company's employee stock option and stock purchase plans.

  The Company believes that funds generated from operations, existing cash balances and available borrowing capacity will be sufficient to meet the Company's cash requirements at least through the end of fiscal 1998.

 Subsequent Events

  On May 23, 1997, the Company acquired 100% of the outstanding stock of Western Equipment Developments (Holdings) Ltd. ("WED") in Plymouth, England for approximately $6,000,000 in cash. WED designs, manufactures and markets integrated circuit wafer handling robot systems used to load, sort and transport wafers during inspection in the semiconductor manufacturing process. The acquisition will be accounted for as a purchase and, accordingly, the results of operations of the acquired business will be included in the Company's consolidated financial statements commencing May 23, 1997. In connection with the acquisition, the Company expects to allocate a portion of the purchase price to in-process research and development resulting in a one-time charge to operations of approximately $3.5-$4.3 million in the first quarter of fiscal 1998 (see Note M to Consolidated Financial Statements-- Subsequent Events).

 Impact of Recently Issued Accounting Standards

  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 "Earnings per Share" which is required to be adopted for the quarter ending December 28, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended June 29, 1997 and June 30, 1996 of approximately $.01 per share for each of these quarters. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

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

  Semiconductor Market Fluctuations--The semiconductor market has historically been cyclical and subject to significant economic downturns at various times, which often have a disproportionate effect on manufacturers of semiconductor capital equipment. As a result, there can be no assurance that the Company will not experience material fluctuations in future quarterly or annual operating results as a result of such a market fluctuation. The semiconductor industry in recent periods has experienced decreased demand, and it is uncertain how long these conditions will continue.

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

  New Product Introductions--The Company's success depends in part on its continued ability to develop and market new products. There can be no assurance that the Company will be able to develop and introduce new products including, in particular, its newest belt-conveyance test handler, in a timely manner or that such products, if developed, will achieve market acceptance. Additionally there can be no assurance that the Company will be able to manufacture such products at profitable levels or in sufficient quantities to meet customer requirements. The inability of the Company to do any of the foregoing could have a material adverse effect on the Company's operating results.

  International Operations--In fiscal 1997, 52% of the Company's net sales were derived from customers in international markets. The Company is therefore subject to certain risks common to many export activities, such as governmental regulations, export license requirements, air transportation disruptions, freight rates and the risk of imposition of tariffs and other trade barriers. All of the Company's international sales are invoiced in U.S. dollars and, accordingly, have not historically been subject to fluctuating currency exchange rates. In the future, the Company may decide to conduct its international business denominated in foreign currency in which case there can be no assurance that the Company would be able to protect its position by hedging its exposure to currency exchange rate fluctuations.

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

  Customer Concentrations--Although the Company has a growing customer base, from time to time, an individual customer may account for 10% or more of the Company's quarterly or annual net sales. During the year ended March 30, 1997, one customer accounted for 17% of net sales. The Company expects that such customer concentration of net sales will continue to occur from time to time as customers place large quantity orders with the Company. As a result, the loss of, or significant reduction in purchases by, any such customer could have an adverse effect on the Company's annual or quarterly financial results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements included in Item 8:

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................  16
Consolidated Balance Sheets as of March 30, 1997 and March 31, 1996.......  17
Consolidated Statements of Income for the years ended March 30, 1997,
 March 31, 1996, and April 2, 1995........................................  18
Consolidated Statements of Changes in Stockholders' Equity for the years ended March 30, 1997, March 31, 1996 and April 2, 1995...................  19
Consolidated Statements of Cash Flows for the years ended March 30, 1997,
 March 31, 1996 and April 2, 1995.........................................  20
Notes to Consolidated Financial Statements................................  21
Supplementary Quarterly Financial Data (unaudited)........................  30

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders Aseco Corporation

  We have audited the accompanying consolidated balance sheets of Aseco Corporation as of March 30, 1997 and March 31, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended March 30, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aseco Corporation at March 30, 1997 and March 31, 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          LOGO
Boston, Massachusetts
May 9, 1997, except for Note M as
to which the date is May 23, 1997

                               ASECO CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             MARCH 30, MARCH 31,
                                                               1997      1996
                                                             --------- ---------
ASSETS
Current Assets
  Cash and cash equivalents................................   $14,082   $14,083
  Accounts receivable, less allowance for doubtful accounts
   of $407 in 1997 and $397 in 1996........................     9,153    12,346
  Inventories, net.........................................     9,238     7,059
  Prepaid expenses.........................................       273       212
  Deferred taxes...........................................     1,003       598
  Other current assets.....................................       138        54
                                                              -------   -------
    Total current assets...................................    33,887    34,352
Plant and equipment, less accumulated depreciation and
 amortization..............................................     2,227     2,011
Other assets...............................................       526       318
                                                              -------   -------
                                                              $36,640   $36,681
                                                              =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable.........................................   $ 2,091   $ 3,441
  Accrued expenses.........................................     2,608     3,923
  Income taxes payable.....................................       321       476
  Current portion of capital lease obligations.............        13        13
                                                              -------   -------
    Total current liabilities..............................     5,033     7,853
Deferred taxes payable.....................................       465       370
Long-term capital lease obligations........................        29        42
Stockholders' equity
Preferred stock, $.01 par value, 1,000,000 shares
 authorized, none issued and outstanding...................       --        --
Common stock, $.01 par value, 15,000,000 shares authorized,
 3,664,519 and 3,611,501 shares issued and outstanding in
 1997 and 1996, respectively...............................        37        36
Additional paid in capital.................................    17,642    17,234
Retained earnings..........................................    13,434    11,146
                                                              -------   -------
    Total stockholders' equity.............................    31,113    28,416
                                                              -------   -------
                                                              $36,640   $36,681
                                                              =======   =======

                See notes to consolidated financial statements.

                               ASECO CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                       YEAR ENDED
                                            ----------------------------------
                                            MARCH 30,   MARCH 31,    APRIL 2,
                                               1997        1996        1995
                                            ----------  ----------  ----------
Net sales.................................. $   34,320  $   41,569  $   29,192
Cost of sales..............................     18,113      21,174      15,374
                                            ----------  ----------  ----------
  Gross profit.............................     16,207      20,395      13,818
  Research and development costs...........      5,227       4,748       3,356
  Selling, general and administrative
   expenses................................      8,357       9,250       6,475
                                            ----------  ----------  ----------
  Income from operations...................      2,623       6,397       3,987
Other income (expense):
  Interest income..........................        664         560         416
  Interest expense.........................         (7)        (14)         (3)
  Other, net...............................         11           3           1
                                            ----------  ----------  ----------
                                                   668         549         414
                                            ----------  ----------  ----------
Income before income taxes.................      3,291       6,946       4,401
Income tax expense.........................      1,003       2,540       1,313
                                            ----------  ----------  ----------
Net income................................. $    2,288  $    4,406  $    3,088
                                            ==========  ==========  ==========
Earnings per share......................... $      .62  $     1.17  $      .85
                                            ==========  ==========  ==========
  Weighted average common and common
   equivalent shares outstanding...........  3,717,000   3,776,000   3,616,000
                                            ==========  ==========  ==========


                See notes to consolidated financial statements.

                               ASECO CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     COMMON STOCK
                                    --------------- ADDITIONAL
                                               PAR   PAID-IN   RETAINED
                                     SHARES   VALUE  CAPITAL   EARNINGS  TOTAL
                                    --------- ----- ---------- -------- -------
Balance at April 3, 1994........... 3,412,497  $34   $15,827   $ 3,652  $19,513
  Issuance of shares under stock
   plans...........................    24,883   --       110       --       110
  Net income.......................       --    --       --      3,088    3,088
                                    ---------  ---   -------   -------  -------
Balance at April 2, 1995........... 3,437,380   34    15,937     6,740   22,711
  Issuance of shares under stock
   plans...........................   174,121    2       634       --       636
  Tax benefit from exercise of
   stock options...................       --    --       663       --       663
  Net income.......................       --    --       --      4,406    4,406
                                    ---------  ---   -------   -------  -------
Balance at March 31, 1996.......... 3,611,501   36    17,234    11,146   28,416
  Issuance of shares under stock
   plans...........................    53,018    1       344       --       345
  Tax benefit from exercise of
   stock options...................       --    --        64       --        64
  Net income.......................       --    --       --      2,288    2,288
                                    ---------  ---   -------   -------  -------
Balance at March 30, 1997.......... 3,664,519  $37   $17,642   $13,434  $31,113
                                    =========  ===   =======   =======  =======


                See notes to consolidated financial statements.

                               ASECO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            YEAR ENDED
                                                   ----------------------------
                                                   MARCH 30, MARCH 31, APRIL 2,
                                                     1997      1996      1995
                                                   --------- --------- --------
Operating activities:
  Net income.....................................   $ 2,288   $ 4,406  $ 3,088
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation...................................       776       558      378
  Amortization...................................       166       221      254
  Deferred taxes.................................      (310)        4     (277)
Changes in assets and liabilities:
  Accounts receivable............................     3,193    (3,371)  (3,599)
  Inventories, net...............................    (2,179)      626     (935)
  Prepaid expenses...............................       (61)       36      (83)
  Accounts payable and accrued expenses..........    (2,665)    1,808    1,965
  Income taxes payable...........................       (91)      544      438
  Other current assets...........................       (84)      171      188
  Other assets...................................         9       --       --
                                                    -------   -------  -------
    Total adjustments............................    (1,246)      597   (1,671)
                                                    -------   -------  -------
    Cash provided by operating activities........     1,042     5,003    1,417
Investing activities:
  Acquisition of machinery and equipment.........      (992)     (728)    (918)
  Increase in software development costs and
   other assets..................................      (243)     (117)    (211)
                                                    -------   -------  -------
    Cash used in investing activities............    (1,235)     (845)  (1,129)
Financing activities:
  Loan to officer................................      (140)      --       --
  Net proceeds from issuance of common stock.....       345       636      110
  Reductions of capital lease obligations........       (13)      (12)     (83)
                                                    -------   -------  -------
    Cash provided by financing activities........       192       624       27
                                                    -------   -------  -------
    Net increase (decrease) in cash and cash
     equivalents.................................        (1)    4,782      315
Cash and cash equivalents at the beginning of the
 year............................................    14,083     9,301    8,986
                                                    -------   -------  -------
Cash and cash equivalents at the end of the
 year............................................   $14,082   $14,083  $ 9,301
                                                    =======   =======  -------
Supplemental information:
  Noncash investing and financing activities:
    Capital lease obligations incurred...........       --        --   $    69
                                                                       =======

                 See notes to consolidated financial statements

                               ASECO CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (ALL TABULAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE A--NATURE OF BUSINESS

  Aseco Corporation (the "Company") designs, manufactures and markets test handlers used to automate the testing of surface mount integrated circuit packages. The Company markets its products principally in North America, the Asia Pacific region and Western Europe and sells its products principally to integrated circuit manufacturers. (See Note M--Subsequent Events)

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated.

  Use of Estimates: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and Cash Equivalents: The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

  The Company invests its excess cash in high quality commercial paper ($7,212,883 at March 30, 1997 and $6,997,521 at March 31, 1996) and money market funds ($1,943,278 at March 30, 1997 and $1,714,706 at March 31, 1996),
all of which are cash equivalents as of March 30, 1997. Management determines the appropriate classification of these investments at the time of purchase as either held-to-maturity, available-for-sale or trading and re-evaluates such designation at each balance sheet date. Given the short-term nature of the Company's investments at March 30, 1997 and their availability for use in the Company's current operations, these amounts are considered to be available-for-sale. Available-for-sale securities are carried at fair market value and unrealized gains or losses are reported as a separate component of stockholders' equity. At March 30, 1997 and March 31, 1996, the cost of the Company's investments in cash equivalents approximated their fair market value.

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

  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective as of the beginning of fiscal 1997. This adoption had no material affect on the Company's financial statements.

  Warranty Costs: Estimated warranty costs are accrued upon shipment of product.

  Revenue Recognition: Revenue is recognized generally upon shipment of product, and when special contractual criteria apply, upon acceptance.

  Earnings Per Share: Earnings per share data are computed using the weighted average number of shares of common stock and common stock equivalents during each year. Common stock equivalents include options

                               ASECO CORPORATION
to purchase shares of common stock and are computed using the treasury stock method. Fully diluted earnings per share do not differ materially from primary earnings per share.

  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 "Earnings Per Share" which is required to be adopted for the quarter ending December 28, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended June 29, 1997 and June 30, 1996 of approximately $.01 per share for each quarter. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

  Stock Based Compensation: The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its stock-based compensation plans, rather than the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." Under ABP 25, for those options granted in which the exercise price equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

NOTE C--INVENTORIES, NET

  Net inventories consisted of the following:

                                                             MARCH 30, MARCH 31,
                                                               1997      1996
                                                             --------- ---------
     Raw materials..........................................  $4,996    $3,491
     Work in process........................................   1,612     2,218
     Finished goods.........................................   2,630     1,350
                                                              ------    ------
                                                              $9,238    $7,059
                                                              ======    ======

NOTE D--PLANT AND EQUIPMENT

  Plant and equipment consisted of the following:

                                                             MARCH 30, MARCH 31,
                                                               1997      1996
                                                             --------- ---------
     Machinery and equipment................................  $2,289    $2,082
     Office furniture and equipment.........................   2,203     1,446
     Property under capital lease...........................     578       578
     Leasehold improvements.................................     109        81
                                                              ------    ------
                                                               5,179     4,187
     Less accumulated depreciation and amortization ........   2,952     2,176
                                                              ------    ------
                                                              $2,227    $2,011
                                                              ======    ======

NOTE E--INDEBTEDNESS

  The Company has a revolving credit facility with a bank which expires on September 1, 1997. Under the facility, the Company may borrow up to $5,000,000 on an unsecured basis, conditioned upon meeting certain financial covenants, including maintaining specified levels of quarterly and annual earnings, tangible net worth

                               ASECO CORPORATION
and restrictions on dividend payments. Borrowings bear interest at the bank's prime rate which was 8.5% at March 30, 1997. There were no borrowings outstanding at March 30, 1997 and March 31, 1996.

  Cash payments of interest were approximately $7,000, $14,000, and $ 3,000 for the years ended March 30, 1997, March 31, 1996, April 2, 1995, respectively.

NOTE F--LEASES

  The Company leases a building in Marlboro, Massachusetts for its corporate and manufacturing activities and a sales office in Santa Clara, California. The operating lease for the Massachusetts facility expires in the year 2000, subject to the Company's option to extend the term for an additional three year period. Rent expense for this lease is approximately $350,000 per year. In addition, the lease is subject to escalation for increases in operating expenses and real estate taxes. The Company also leases equipment under capital and non-cancelable operating leases expiring through the year 2001.

  The following is a schedule of required minimum lease payments under capital and operating leases at March 30, 1997:

                                                               CAPITAL OPERATING
                                                               LEASES   LEASES
                                                               ------- ---------
     1998.....................................................    17       387
     1999.....................................................    17       405
     2000.....................................................    13       412
     2001.....................................................   --         34
                                                                ----    ------
     Total minimum lease payments.............................    47    $1,238
                                                                        ======
     Less amounts representing interest.......................    (5)
                                                                ----
     Present value of minimum lease payments..................  $ 42
                                                                ====

  Total rent expense for the years ended March 30, 1997, March 31, 1996, and April 2, 1995 was approximately $372,000, $450,000, and $459,000, respectively.

NOTE G--STOCKHOLDERS' EQUITY

  The Board of Directors may, at its discretion, designate one or more series of preferred stock and establish the voting, dividend, liquidation, and other rights and preferences of the shares of each series, and provide for the issuance of shares of any series. At March 30, 1997, no shares of preferred stock were outstanding.

NOTE H--STOCK PLANS AND EMPLOYEE BENEFITS

  1986 Incentive Stock Plan: The Company's 1986 Incentive Stock Option Plan (the "1986 Plan") provides for the issuance of up to an aggregate of 416,666 shares of common stock upon the exercise of incentive stock options granted to employees of the Company. The exercise price of options granted under the 1986 Plan must be at least equal to the fair market value of the underlying shares of common stock at the time of grant. Options are exercisable either in full immediately, or in installments, as the Board of Directors may determine. No additional options may be granted under this Plan.

  Non-Employee Director Stock Option Plan: The Company's 1993 Non-Employee Director Stock Option Plan (the "Director Plan") provides for the grant of non-qualified stock options to non-employee directors of

                               ASECO CORPORATION
the Company for the purchase of up to an aggregate of 165,000 shares of common stock. Under the Director Plan, each non-employee director is entitled to receive, when first elected to serve as a director, an option to purchase 15,000 shares. In addition, each non-employee director is entitled to receive on April 30 of each year an option to purchase 2,500 shares. The exercise price of the options is equal to the fair market value of the underlying common stock on the date of grant. Options granted under the plan may only be exercised with respect to vested shares. One-half of the shares subject to such options vest on the first anniversary of the date of the grant and the balance vest on the second anniversary of the grant.

  Omnibus Stock Plan: The Company's 1993 Omnibus Stock Plan ( the "Omnibus Plan") is administered by the Compensation Committee of the Board of Directors and provides for the issuance of up to 1,230,000 shares of common stock pursuant to the exercise of options or in connection with awards or direct purchases of stock. Options granted under the Omnibus Plan may be either incentive stock options or non-qualified stock options. Incentive stock options may only be granted under the Omnibus Plan to employees and officers of the Company. Non-qualified stock options may be granted to, awards of stock may be made to, and direct purchases of stock may be made by, employees, officers, consultants or directors of the Company. The terms of the awards or grants, including the number of shares, the duration and rate of exercise of each option, the option price per share, and the determination of any restrictions to be placed on the grants or awards, are determined by the Compensation Committee of the Board of Directors.

  The following is a summary of activity with respect to the Company's stock option plans:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                              OPTIONS   EXERCISE
                                                              --------  --------
   Outstanding at April 3, 1994..............................  432,400   $ 4.45
     Granted.................................................   29,000     7.17
     Exercised...............................................   (7,400)    1.46
     Canceled................................................  (11,100)    6.92
                                                              --------   ------
   Outstanding at April 2, 1995..............................  442,900     4.59
     Granted.................................................  477,000    17.76
     Exercised............................................... (157,400)    3.04
     Canceled................................................  (18,000)    7.17
                                                              --------   ------
   Outstanding at March 31, 1996.............................  744,500    13.30
     Granted.................................................  458,000    10.37
     Exercised...............................................  (33,400)    5.67
     Canceled................................................ (449,000)   17.72
                                                              --------   ------
   Outstanding at March 30, 1997.............................  720,100   $ 8.91
                                                              ========   ======

  As of March 30, 1997, March 31, 1996 and April 2, 1995, there were outstanding options exercisable for approximately 430,000, 393,000, and 224,000, respectively. As of March 30, 1997, shares available for future grant were 90,000 shares in the Director Plan and 497,000 shares in the Omnibus Plan. No additional shares were available for grant in the 1986 Plan.

  The range of exercises prices for options outstanding at March 30, 1997 was $.29-$18.69. The range of exercise prices is wide due to the inclusion of options granted at a lower fair market value in years preceding the Company's initial public offering in March 1993.

  In fiscal 1997, 391,000 options outstanding under the Company's 1993 Omnibus Stock Plan having an exercise price of $18.69 per share were cancelled and 290,250 new shares were issued at a price of $10.38 per

                               ASECO CORPORATION
share representing the fair value on the date of issuance. All other terms of these options, including the vesting period associated with each option remained the same.

  The following table summarizes information about options outstanding at March 30, 1997:

                                 WEIGHTED             WEIGHTED
      RANGE OF         OPTIONS   AVERAGE    OPTIONS   AVERAGE  WEIGHTED AVERAGE
   EXERCISE PRICES   OUTSTANDING  PRICE   EXERCISABLE  PRICE   CONTRACTUAL LIFE
   ---------------   ----------- -------- ----------- -------- ----------------
    $  .29-$  .48        8,300    $  .46      8,300    $  .46      4 years
    $ 5.38-$ 9.88      309,600    $ 6.76    229,400    $ 5.75      8 years
    $10.38-$18.69      402,200    $10.97    192,300    $11.02      9 years
                       -------              -------
                       720,100              430,000
                       =======              =======

  Employee Stock Purchase Plan: The Company's Employee Stock Purchase Plan (the "Purchase Plan") is administered by the Board of Directors or by its designee (the "Administrator") and entitles employees of the Company to purchase shares of the Company's common stock through payroll deductions over offering periods specified by the Administrator. Shares may be purchased at a price equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering period, or 85% of the fair value of the common stock on the last day of the offering period. A total of 100,000 shares have been reserved for issuance under the Purchase Plan. During fiscal 1997 and 1996, a total of approximately 19,600 and 16,800 shares of common stock, respectively, were issued under this plan. Shares available for future grant were approximately 46,600 shares.

  Disclosure of pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock plans under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 1997 and 1996, respectively: risk-free interest rates of 4.73% and 5.97%; dividend yields of 0% in both years; volatility factors of the expected market price of the Company's common stock of .485 and .520; and a weighted-average expected life of the options of 3 and 5 years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  The weighted average grant date fair value of options granted during fiscal 1997 and 1996 was $4.12 and $9.21, respectively. The weighted average grant date fair value of options associated with the Company's Employee Stock Purchase Plan for fiscal 1997 and 1996 was $1.47 and $2.42, respectively.

                               ASECO CORPORATION

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                             MARCH 30, MARCH 31,
                                                               1997      1996
                                                             --------- ---------
     Pro forma net income...................................  $1,633    $3,741
     Pro forma earnings per share...........................  $  .44    $  .99

  Savings Plan: Under the Company's Savings Plan (the "401(k) Plan"), eligible employees are permitted to make pre-tax contributions up to 15% of their salary, subject to certain limitations imposed by Section 401(k) of the Internal Revenue Code. In addition, employees may contribute up to 10% of their salary to the 401(k) Plan on an after tax basis. The Company may, but is not required to, contribute for the benefit of the employees of the Company an amount determined each year by the Company. For the years ended March 30, 1997, March 31, 1996, and April 2, 1995 the Company contributed approximately $110,000, $80,000 and $40,000, respectively to the 401(k) Plan.

  Stockholder Rights Plan: On August 15, 1996, the Board of Directors adopted a Stockholder Rights Plan. Pursuant to the Stockholder Rights Plan, each share of common stock has an associated right. Under certain circumstances, each right entitles the holder to purchase from the Company one one-thousandth of a share of junior preferred stock at an exercise price of $55.00 per one one-thousandth of a share, subject to adjustment.

  The rights are not exercisable and cannot be transferred separately from the common stock until ten days after a person acquires or obtains the right to acquire 15% or more or makes a tender offer for 30% or more of the Company's common stock. Upon exercise, each right will entitle the holder to purchase in lieu of preferred stock, at the right exercise price, common stock having a value of two times the exercise price of the right. In addition, if the Company is either (i) acquired in a merger or other business combination in which the Company is not the surviving entity, or (ii) sells or transfers 50% or more of its assets or earning power to another party, each right will entitle its holder to purchase, upon exercise, common stock of the acquiring Company having a value equal to two times the exercise price of the right.

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

                               ASECO CORPORATION

NOTE I--INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 30, 1997 and March 31, 1996 are as follows:

   1997                                             TOTAL   CURRENT  NON-CURRENT
   ----                                             ------  -------  -----------
   Deferred tax liabilities:
     Tax over book depreciation.................... $ (308)             $(308)
     Capitalized software..........................   (157)              (157)
     Capital vs. operating lease...................    (98)    (98)
     Other.........................................    (35)    (35)
                                                    ------  ------      -----
   Total deferred tax liabilities..................   (598)   (133)      (465)
   Deferred tax assets:
     Asset valuation allowances....................  1,013   1,013
     Product warranty..............................     62      62
     Other.........................................     61      61
                                                    ------  ------
   Total deferred tax assets.......................  1,136   1,136
                                                    ------  ------      -----
   Net deferred tax assets (liabilities)........... $  538  $1,003      $(465)
                                                    ======  ======      =====
   1996                                             TOTAL   CURRENT  NON-CURRENT
   ----                                             ------  -------  -----------
   Deferred tax liabilities:
     Tax over book depreciation.................... $ (247)             $(247)
     Capitalized software..........................   (123)              (123)
     Capital vs. operating lease...................    (97) $  (97)
     Other.........................................    (33)    (33)
                                                    ------  ------      -----
   Total deferred tax liabilities..................   (500)   (130)      (370)
   Deferred tax assets:
     Asset valuation allowances....................    555     555
     Product warranty..............................    113     113
     Other.........................................     60      60
                                                    ------  ------
   Total deferred tax assets.......................    728     728
                                                    ------  ------      -----
   Net deferred tax assets (liabilities)........... $  228  $  598      $(370)
                                                    ======  ======      =====

                               ASECO CORPORATION

  Significant components of the provision (benefit) for income taxes are as follows:

                                                             YEAR ENDED
                                                    ----------------------------
                                                    MARCH 30, MARCH 31, APRIL 2,
                                                      1997      1996      1995
                                                    --------- --------- --------
   Current federal tax.............................  $1,211    $2,106    $1,416
   Current state tax...............................     102       438       174
   Deferred federal tax............................    (258)       (3)     (214)
   Deferred state tax .............................     (52)       (1)      (63)
                                                     ------    ------    ------
                                                     $1,003    $2,540    $1,313
                                                     ======    ======    ======

  The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

                                                            YEAR ENDED
                                                   ----------------------------
                                                   MARCH 30, MARCH 31, APRIL 2,
                                                     1997      1996      1995
                                                   --------- --------- --------
   Tax at U.S. statutory rates....................   34.0%     34.0%     34.0%
   State income taxes, net of federal benefit.....    3.1       4.6       4.4
   Foreign sales corporation......................   (3.7)     (2.7)     (2.4)
   Tax credits....................................   (4.9)     (1.1)     (6.3)
   Other, net.....................................    2.0       1.8        .1
                                                     ----      ----      ----
                                                     30.5%     36.6%     29.8%
                                                     ====      ====      ====

  During the year ended March 30, 1997 the Company recorded a tax benefit of approximately $64,000 related to the exercise of non-qualified stock options which amounts have been credited to additional paid-in capital.

  Income taxes paid in the years ended March 30, 1997, March 31, 1996, and April 2, 1995 were $1,404,000, $2,010,000, and $1,152,000, respectively.

NOTE J--ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                             MARCH 30, MARCH 31,
                                                               1997      1996
                                                             --------- ---------
   Accrued commissions......................................  $1,467    $2,187
   Accrued compensation and benefits........................     595     1,088
   Other....................................................     546       648
                                                              ------    ------
                                                              $2,608    $3,923
                                                              ======    ======

                               ASECO CORPORATION

NOTE K--SEGMENT, GEOGRAPHIC, CUSTOMER INFORMATION AND CONCENTRATION OF CREDIT
RISK

  The Company operates in one industry segment. Export sales from the United States were approximately as follows:

                                                             YEAR ENDED
                                                    ----------------------------
                                                    MARCH 30, MARCH 31, APRIL 2,
                                                      1997      1996      1995
                                                    --------- --------- --------
   Pacific Rim.....................................  $14,785   $12,845  $10,026
   Europe..........................................    2,512     3,567    1,983
   Other...........................................      528       984      270
                                                     -------   -------  -------
                                                     $17,825   $17,396  $12,279
                                                     =======   =======  =======

  The Company sells its products principally to integrated circuit manufacturers. The Company performs periodic credit evaluations of its customers' financial condition, and historically, credit losses have been small. The Company's accounts receivable included balances owed by two customers which represented 11% and 18% of total trade accounts receivable as of March 30, 1997, and one customer which represented 18% of total trade accounts receivable as of March 31, 1996.

  One customer accounted for 17% of net sales for the year ended March 30, 1997. One customer accounted for 12% of net sales for the year ended March 31, 1996. No single customer accounted for more than 10% of net sales in the year ended April 2, 1995.

NOTE L--RELATED PARTY TRANSACTIONS

  On April 15, 1996, the Company loaned $140,000 to an executive officer who is also a director of the Company. The loan bears interest at the rate of 5.33% per annum, compounded annually, and is due and payable in full on the earlier of the termination of the executive officer's employment with the Company or April 15, 1999. The loan is secured by shares of the Company's common stock owned by the executive officer.

NOTE M--SUBSEQUENT EVENTS

  On May 23, 1997, the Company acquired 100% of the outstanding stock of Western Equipment Developments (Holdings) Ltd. ("WED") in Plymouth, England for approximately $6,000,000 in cash. WED designs, manufactures and markets integrated circuit wafer handling robot systems used to load, sort and transport wafers during inspection in the semiconductor manufacturing process. The acquisition will be accounted for as a purchase and, accordingly, the results of operations of the acquired business will be included in the Company's consolidated financial statements commencing May 23, 1997. In connection with the acquisition, the Company expects to allocate a portion of the purchase price to in-process research and development resulting in a one-time charge to operations of approximately $3.5-$4.3 million in the first quarter of fiscal 1998. The following table summarizes the unaudited pro-forma consolidated results of operations as if the acquisition had been made at the beginning of each of the periods presented:

                                                                 YEAR ENDED
                                                             -------------------
                                                             MARCH 30, MARCH 31,
                                                               1997      1996
                                                             --------- ---------
     Net sales..............................................  $39,303   $48,013
     Net income.............................................   (3,078)      196
     Earnings per share.....................................  $  (.83)  $   .05

                               ASECO CORPORATION

NOTE N--SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following is a summary of unaudited quarterly results for the fiscal years ended March 30, 1997 and March 31, 1996.

                            FIRST QUARTER SECOND QUARTER THIRD QUARTER FOURTH QUARTER
                            ------------- -------------- ------------- --------------
   FISCAL 1997
   Net sales...............    $11,001        $8,989        $ 6,722       $ 7,608
   Gross profit............      5,387         4,184          3,127         3,509
   Net income..............      1,275           538            234           241
   Earnings per share......    $   .34        $  .15        $   .06       $   .06
                            FIRST QUARTER SECOND QUARTER THIRD QUARTER FOURTH QUARTER
                            ------------- -------------- ------------- --------------
   FISCAL 1996
   Net sales...............    $ 9,136        $9,741        $10,998       $11,694
   Gross profit............      4,532         4,731          5,565         5,567
   Net income..............        926         1,053          1,165         1,262
   Earnings per share......    $   .25        $  .28        $   .31       $   .34

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is included in the Company's Proxy Statement to be filed in connection with the Company's 1997 Annual Meeting of Stockholders to be held on August 6, 1997, under the section captioned "Election of Directors" and is incorporated herein by reference thereto.

  The information required by this item with respect to executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I of this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is included in the Company's Proxy Statement to be filed in connection with the Company's 1997 Annual Meeting of Stockholders to be held on August 6, 1997, under the section captioned "Executive Officer Compensation" and is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is included in the Company's Proxy Statement to be filed in connection with the Company's 1997 Annual Meeting of Stockholders to be held on August 6, 1997, under the section captioned "Stock Ownership of Directors, Nominees, Executive Officers and Principal Stockholders" and is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

  On April 15, 1996, the Company loaned $140,000 to Sebastian J. Sicari, a director and executive officer of the Company. The loan bears interest at the rate of 5.33% per annum, compounded annually, and is due and payable in full on the earlier of the termination of Mr. Sicari's employment with the Company or April 15, 1999. At March 30, 1997, principal and accrued interest on the loan totaled $147,384. The loan is secured by shares of the Company's common stock owned by Mr. Sicari.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. FINANCIAL STATEMENTS

  The following consolidated financial statements are included in Item 8:

      Consolidated Balance Sheets as of March 30, 1997 and March 31, 1996

      Consolidated Statements of Income for the years ended March 30, 1997, March 31, 1996, and April 2, 1995

      Consolidated Statements of Changes in Stockholders' Equity for the years ended March 30, 1997, March 31, 1996, and April 2, 1995

      Consolidated Statements of Cash Flows for the years ended March 30, 1997, March 31, 1996, and April 2, 1995

  (a) 2. FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
                                                                            ----
     Schedule II--Valuation and Qualifying Accounts........................ F-1

  All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

  (a) 3. LISTING OF EXHIBITS

 EXHIBIT NO. DESCRIPTION
 ----------- -----------
   *3.2      Third Restated Certificate of Incorporation of the Company
    3.3      Amended and Restated By-laws of the Company, filed as Exhibit 4.2 to the Registration Statement on Form S-8 (SEC File No. 333-18337)
             filed with the Commission on December 19, 1996 and incorporated herein by reference.
    4.2      Rights Agreement dated August 15, 1996 between the Company and
             State Street Bank & Trust Company as Rights Agent (including the exhibits thereto), incorporated by reference from the Company's
             Registration Statement on Form 8-A filed with the Commission on
             August 26, 1996.
    4.3      Amendment Number One to the Rights Agreement dated January 2, 1997 between the Company and American Stock Transfer & Trust Company,
             filed as Exhibit 4.2 to the Company's Form 10-Q for the quarter ended December 29, 1996 and incorporated herein by reference.
  *10.1      1986 Incentive Stock Option Plan.
   10.2      1993 Non-Employee Director Stock Option Plan, as amended and restated as of October 18, 1996, filed herewith.
  *10.3      1993 Employee Stock Purchase Plan.
   10.4      1993 Omnibus Stock Plan, as amended and restated as of June 14,
             1996, filed as Exhibit 10.1 to the Registration Statement on Form
             S-8 (SEC File No. 333-18337) filed with the Commission on December
             19, 1996 and incorporated herein by reference.
  *10.5      Lease dated April 13, 1993, between the Company and CIGNA
             Investments, Inc.
  *10.7      Letter Agreement dated November 27, 1992, between the Company and
             Fleet Bank of Massachusetts, N.A.
   10.9      Amended Letter Agreement dated July 30, 1993, between the Company and Fleet Bank of Massachusetts, N.A., filed as an exhibit to the
             Company's Form 10-K for the fiscal year ended April 3, 1994 and incorporated herein by reference.
 **10.10     Severance agreement, dated December 30, 1996, between the Company and Carl S. Archer, Jr., filed herewith.
 **10.11     Severance agreement, dated December 30, 1996, between the Company and Sebastian J. Sicari, filed herewith.

 EXHIBIT NO. DESCRIPTION
 ----------- -----------
 **10.12     Form of Key Employee Stock Option Agreement, filed as Exhibit
             10.12 to the Company's Form 10-K for the fiscal year ended April
             3, 1994 and incorporated herein by reference.
   10.13     Amended Letter Agreement dated August 30, 1996, between the
             Company and Fleet Bank of Massachusetts, N.A., filed as Exhibit
             10.13 to the Company's Form 10-Q for the quarter ended September
             29, 1996 and incorporated herein by reference.
   10.14     Promissory Note between the Company and Sebastian J. Sicari dated
             April 15, 1996 and filed as Exhibit 10.14 to the Company's Form
             10-Q for the quarter ended December 29, 1996 and incorporated herein by reference.
   10.15     Pledge Agreement between the Company and Sebastian J. Sicari dated
             April 15, 1996, filed as Exhibit 10.15 to the Company's Form 10-Q for the quarter ended December 29, 1996 and incorporated herein by reference.
 **10.16     Severance agreement, dated March 18, 1997, between C. Kenneth Gray and the Company, filed herewith.
 **10.17     Severance agreement, dated December 30, 1996, between Dennis A.
             Legal and the Company, filed herewith.
   21        Subsidiaries of the Company, filed herewith.
   23.1      Consent of Ernst & Young LLP, filed herewith.
   27        Financial Data Schedule, filed herewith.

--------
 * Incorporated by reference to the same exhibit number to the Registration Statement on Form S-1 (SEC File No. 33-57644) filed with the Securities and Exchange Commission on January 29, 1993.
** Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14( c) of Form 10-K.

  (b) REPORTS ON FORM 8-K

  The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the fiscal quarter ended March 30, 1997.

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

June 27, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                      TITLE(S)                DATE

       /s/ Carl S. Archer, Jr.         President, Chief         June 27, 1997
-------------------------------------   Executive Officer
         CARL S. ARCHER, JR.            and Director
                                        (Principal
                                        Executive Officer)

       /s/ Sebastian J. Sicari         Vice President,          June 27, 1997
-------------------------------------   Finance and
         SEBASTIAN J. SICARI            Administration,
                                        Chief Financial
                                        Officer, Treasurer
                                        and Director
                                        (Principal
                                        Financial and
                                        Accounting Officer)

       /s/ Dr. Sheldon Buckler         Director                 June 27, 1997
-------------------------------------
         DR. SHELDON BUCKLER

        /s/ Dr. Gerald Wilson          Director                 June 27, 1997
-------------------------------------
          DR. GERALD WILSON

       /s/ Dr. Sheldon Weinig          Director                 June 27, 1997
-------------------------------------
         DR. SHELDON WEINIG

SCHEDULE II

                               ASECO CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                 BALANCE AT  CHARGES TO
                                BEGINNING OF COSTS AND             BALANCE AT
   CLASSIFICATION                   YEAR      EXPENSES  DEDUCTIONS END OF YEAR
   --------------               ------------ ---------- ---------- -----------
YEAR ENDED MARCH 30, 1997
Allowance for doubtful
 accounts......................   $397,000    $100,000   $90,000    $407,000
YEAR ENDED MARCH 31, 1996
Allowance for doubtful
 accounts......................   $133,000    $264,000       --     $397,000
YEAR ENDED APRIL 2, 1995
Allowance for doubtful
 accounts......................   $ 78,000    $ 55,000       --     $133,000