Form 10-Q
period 1997-06-29
ASECO CORP
filed 1997-08-13
CIK 896645

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 29, 1997


Commission file number 0-21294

Aseco Corporation
(Exact name of registrant as specified in its charter)


Delaware					04-2816806
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

						       Yes 	X      	No
   							      -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock,as of June 29, 1997.


Common Stock, $.01 par value                                    3,672,017
(Title of each class)                                       (Number of shares)

ASECO CORPORATION

TABLE OF CONTENTS



                                                  											     Page

PART I.	FINANCIAL INFORMATION

Item 1.	 Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets (unaudited)
	at June 29, 1997 and March 30, 1997	                               3

	Condensed Consolidated Statements of Operations (unaudited)
	for the three months ended June 29, 1997
 	and June 30, 1996                                                 4

	Condensed Consolidated Statements of Cash Flows (unaudited)
	for the three months ended June 29, 1997 and
	June 30, 1996                                                      5

	Notes to Condensed Consolidated Financial Statements		             6-7

Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations				                           8-9

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings								                                   10

Item 2.	Changes in Securities							                                10

Item 3.	Defaults upon Senior Securities					                        10

Item 4.	Submission of Matters to a Vote of Security Holders		       10

Item 5.	Other Information								                                   10

Item 6.	Exhibits and Reports on Form 8-K					                       10

	Signatures
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ASECO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(IN THOUSANDS, EXCEPT SHARE DATA)			     June 29, 1997	         March 30, 1997
ASSETS
Current Assets
Cash and cash equivalents				            $7,532                	$14,082
Accounts receivable, less allowance
  For doubtful accounts of $526,000 at
  June 29, 1997 and $407,000 at
  March 30, 1997   	                     9,847			               9,153
Inventories, net						                   12,002		               9,238
Prepaid expenses and other current
  assets                                 1,953                		1,414
                                 								-------	               -------

Total current assets                    	31,334               		33,887

Plant and equipment, at cost				         6,092			               5,179
Less accumulated depreciation and
  amortization	                          3,156			               2,952
                                 								-------		              -------
                                         2,936			               2,227
Other assets, net						                  2,566			               526
                                 								-------              		-------
	                                        $36,836		              $36,640
                                        	=======		              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit						                     $81			                 $--
Accounts payable						                   5,494			               2,091
Accrued expenses      				              	3,907		               	2,608
Income taxes payable					                453			                 321
Current portion of capital lease
  obligations  	                         13			                  13
                                 								-------		              -------
Total current liabilities			            	9,948			               5,033

Deferred taxes payable 					             465			                 465
Long-term capital lease obligations		   	35			                  29

Stockholders' equity
Preferred stock, $.01 par value,
  1,000,000 Shares authorized, none
  issued and outstanding	                ---			                 ---

Common stock, $.01 par value: Authorized
  15,000,000 Shares, issued and
  outstanding 3,672,017 and 3,664,519
  shares at June 29, 1997 and
  March 30, 1997, respectively						     37			                  37
Translation adjustment					              12
Additional paid in capital				           17,645		               17,642
Retained earnings						                  8,694			               13,434
                                 								-------		              -------
Total stockholders' equity				           26,388		               31,113
                                 								-------	              	-------
                                         $36,836		              $36,640
                                         =======		              =======

See notes to condensed consolidated financial statements

ASECO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                       										Three months ended
                                 								June 29,1997	          June 30, 1996

Net sales                                $8,865		               $11,001

Cost of sales						                      4,820			               5,614
                                 								-------		              -------

Gross  profit					                      	4,045			               5,387

Research and development				             1,356			               1,235

Selling, general and  administrative
  expense	                               2,473			               2,406

Acquired in-process research
  and development	                       4,900			               ---
                                 								-------		              -------
Income (loss) from operations			        	(4,684)		              1,746

Other income (expense):
Interest income						                    169			                 158
Interest expense					                   	(6)			                 (1)
                                 								-------		              -------
                                         163                    157
                                         -------		              -------


Income (loss) before income taxes			     (4,521)		              1,903

Income tax expense				                  	219			                 628
                                 								-------		              -------

Net income (loss)						                  $(4,740)		             $1,275
		                                 						========	             	=======

Earnings (loss) per share			            	($1.29)		              $.34
                                 								========		             =======

Shares used in computing
earnings (loss) per share				            3,665,000		            3,708,000

See notes to condensed consolidated financial statements

ASECO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)                               	  Three months ended
                                            June 29,1997    June 30, 1996
Operating activities:
 Net income (loss)						                    $(4,740)		      $1,275
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation and amortization          269		           222
     Acquired in-process research
     and development 	                      4,900
     Changes in assets and liabilities:
        Accounts receivable                	64	             572
Inventories, net						                      (1,990)		       (1,215)
Prepaid expenses and other current assets		 (327)			        (321)
Accounts payable and accrued expenses		     2,123			        (319)
Income taxes payable				                    132			          318
                                    								-------	       	-------

Total adjustments						                     5,171		        	(743)
                                    								-------		       -------

Cash provided by operating activities		     431			          532

Investing activities:
  Acquisitions net of cash acquired			      (6,079)		       --
  Acquisition of plant and equipment			     (457)			        (178)
  Increase in software development costs
  and other assets						                    (50)			         (121)
								-------		-------

      Cash used in investing activities			  (6,586)		       (299)

Financing activities:
   Net proceeds from issuance of common
    stock	                                  3	 	            109
   Payments on working capital line of
    credit	                                 (395)
   Payments of long-term capital lease
    obligations	                            (4)			          (3)
                                    								-------       		-------

      Cash used/provided by financing
        activities	                         (396)			        106
		                                    						-------	       	-------

           Net increase (decrease)
           in cash and cash equivalents 				(6,551)		       339

Effect of exchange rate changes on cash		   1		             	--

Cash and cash equivalents at the beginning
  of period						                          	14,082		        14,083
                                    								-------	       	-------

Cash and cash equivalents at the end of
  Period							                             $7,532		        $14,422
                                    								=======	       	=======


See  notes to condensed consolidated financial statements

ASECO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 29, 1997


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 29, 1997 are not necessarily indicative of the results that may be expected for the year ended March 29, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 30, 1997.

2. The computations of earnings per share are based on the weighted average number of outstanding shares of common stock and common equivalent shares (using the treasury stock method). Fully diluted earnings per share have not been separately presented as the amount does not differ significantly from primary earnings per share.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 "Earnings Per Share" which is required to be adopted for the quarter ending December 28, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded.
For the comparative first quarters ended June 29, 1997 and June 30, 1996, earnings (loss) per share pursuant to Statement 128 would have been:

                                          June 29, 1997	      June 30, 1996

Basic earnings (loss) per share		         ($ 1.29)		          $.35
Weighted average shares outstanding	     	3,665,000		         3,619,000
Diluted earnings (loss) per share	       	($ 1.29)	          	$.34
Weighted average common and common
  equivalent shares					                  3,665,000		         3,708,000

3.  Inventories consisted of:

(in thousands)
                                   							June 29, 1997	      March 30, 1997

Raw Material					                         $7,308           	  $4,996
Work in Process					                      2,556			            1,612
Finished Goods				                       	2,138			            2,630
                                   							-------	           	-------
                                    						$12,002            	$9,238
                                   							=======	           	=======





4. On May 23, 1997, the Company acquired 100% of the outstanding stock of Western Equipment Developments (Holdings) Ltd. ("WED") for approximately $6,000,000 in cash. WED designs, manufactures and markets integrated circuit wafer handling robot systems used to load, sort and transport wafers during the inspection stage of the semiconductor manufacturing process. The acquisition was accounted for as a purchase and accordingly, the results of operations of the acquired business have been included in the Company's consolidated financial statements commencing May 23, 1997. In connection with the acquisition, the Company allocated a portion of the purchase price to in-process research and development which resulted in a one-time charge to operations of approximately $4.9 million. The following table summarizes the unaudited pro-forma consolidated results of operations as if the acquisition had been made at the beginning of each of the periods presented:

                                                     Quarter Ended
                                   							 June 29, 1997	       June 30, 1996

Net sales						                            $9,894		             $11,970
Net income						                           (6,129)		            (4,181)
Earnings per share				                     $(1.67)		            $(1.15)

5. In July 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130 "Reporting Comprehensive Income" which is required to be adopted for the quarter ending June 28, 1998. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.


6. In July 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131 "Disclosure About Segments of an Enterprise and Related Information" which is required to be adopted for the quarter ending June 28, 1998. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Three months ended June 29, 1997

Results of Operations

Net sales for the first quarter of fiscal 1998 decreased 19% to $8.9 million compared to $11.0 million for the first quarter of fiscal 1997. The decrease in net sales resulted from fewer unit shipments during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997 as a result of an industry wide market downturn.

International sales represented approximately 35% of net sales for the first quarter of fiscal 1998 versus 62% in the first quarter of fiscal 1997. The decrease in international sales as a percentage of total sales resulted from several domestic customers, who had curtailed ordering activity over the past year as a result of unfavorable market conditions, placing orders in the first quarter of fiscal 1998. International sales for the first quarter of fiscal 1998 were $3.1 million versus $6.9 million for the first quarter of fiscal 1997. Approximately 59% of all international sales were to customers located in the Pacific Rim region.

Gross margin for the first quarter of fiscal 1998 was 46% compared to 49% in the same quarter last year. The decline resulted from volume discounts associated with several large orders shipped during the first quarter of fiscal 1998 and from a higher mix of lower margin product sales during such quarter.

Research and development expenses increased 10% to $1.4 million in the first quarter of fiscal 1998 from $1.2 million in the first quarter of fiscal 1997. Research and development expenses also increased as a percentage of sales to 15% in the first quarter of fiscal 1998 from 11% in the first quarter of fiscal 1997 due to increased research and development spending and the decline in net sales. The increase in research and development spending resulted from the Company's efforts to complete a new test handler model for introduction in July 1997. Despite the decline in net sales, the Company is committed to maintaining its development spending at planned levels regardless of fluctuations in the market.

During the first quarter of fiscal 1998, the Company also recorded a one-time charge to earnings of $4.9 million for acquired in-process research and development related to the Company's acquisition of Western Equipment Developments Holdings ("WED") (See Note 4 to the Condensed Consolidated Financial Statements included herein).

Selling, general and administrative expenses for the first quarter of fiscal 1998 were $2.5 million versus $2.4 million for the first quarter of fiscal 1997. Selling, general and administrative expenses also increased as a percentage of sales to 28% in the first quarter of fiscal 1998 from 22% in the first quarter of fiscal 1997. The increase in selling, general and administrative expenses was due primarily to the Company's establishment of an office in Singapore to provide spares and service support and technical assistance and training.

Operating loss in the first quarter of fiscal 1998 was $4.7 million versus operating income of $1.7 million in the first quarter of fiscal 1997. The operating loss of $4.7 million was attributable to the one-time charge to earnings of $4.9 million relating to the acquired in-process research and development associated with the acquisition of WED.

The effective tax rate increased from 33% in the first quarter of fiscal 1997 to 35% in the first quarter of fiscal 1998 due primarily to the decrease in international sales, which are generally  taxed at a lower
rate.   The one-time charge of $4.9 million incurred by the Company in the first quarter of fiscal 1998 for acquired in-process research and development is not deductible for tax purposes and therefore had no impact on the Company's effective tax rate for the first quarter of fiscal 1998.

As a result of the foregoing, net loss for the first quarter of fiscal 1998 was $4.7 million, or $1.29 per share, as compared to net income of $1.3 million, or $.34 per share, for the first quarter of fiscal 1997.


Liquidity and Capital Resources

The Company ended the first quarter of fiscal 1998 with a cash position of approximately $7.5 million. Additionally, the Company had an unsecured line of credit with a bank in the amount of $5.0 million against which there were no borrowings at the end of the first quarter of fiscal 1998.

The Company generated $431,000 of cash from operations during the first quarter of fiscal 1998. Accounts receivable increased approximately $700,000 in the first quarter of fiscal 1998 because of an increase in net sales from
the fourth quarter of fiscal 1997.   Inventory increased approximately $2.8
million during the first quarter of fiscal 1998 as the result of the Company beginning to purchase inventory for the production of its first units of a newly introduced test handler coupled with the inclusion of WED's inventory as a result of the acquisition. Accounts payable and accrued expense increased approximately $4.9 million as a result of both increases in material receipts and the inclusion of WED's current liabilities in the first quarter fiscal 1998 balance sheet.

The Company used approximately $6.6 million in cash during the first quarter of fiscal 1998, most of which was used to fund the Company's acquisition of WED. Additionally, the Company spent approximately $457,000 on capital equipment purchases and $50,000 to fund internal software development costs.

The Company used cash from financing activities in the first quarter of fiscal 1998 of $396,000, primarily to pay down WED's outstanding working line of credit.

The Company believes that funds generated from operations, existing cash balances and available borrowing capacity will be sufficient to meet the Company's cash requirements for at least the next twelve months.

Cautionary Statement for Purposes of "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

The Company's future results are difficult to predict and may be affected by a number of important risk factors including, but not limited to, the factors listed in the Company's Annual Report on Form 10K for the fiscal year ended March 30, 1997. The Company wishes to caution readers that those important factors, in some cases, have affected, and in the future could affect, the Company's actual consolidated quarterly or annual operating results and could cause those actual consolidated quarterly or annual operating results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

ASECO CORPORATION

PART II - OTHER INFORMATION


Item 1. 	Legal Proceedings:

         None.

Item 2.	 Changes in Securities:

        	None.

Item 3.	 Defaults upon Senior Securities:

       		None.

Item 4.	 Submissions of Matters to a Vote of Security Holders:

Item 5.	 Other Information:

        	None.

Item 6. 	Exhibits and reports on Form 8-K:

       		a. Exhibits - None

         b. The Company filed a report on Form 8-K with the Securities and Exchange Commission on May 30, 1997.

ASECO CORPORATION

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Signature					              Title						                       Date


/s/ Carl S. Archer, Jr.		   President and Chief Executive			  August 13, 1997
------------------------	   Officer (principal executive
Carl S. Archer, Jr.			      officer)



/s/ Sebastian J. Sicari		   Vice President, Finance and		 	August 13, 1997
------------------------	   Administration, Chief Financial
Sebastian J. Sicari		       Officer, Treasurer (principal
                            financial	and accounting officer)