Form 10-Q
period 1997-09-28
ASECO CORP
filed 1997-11-12
CIK 896645

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 28, 1997


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

                                           Yes   X         No
                                               -----          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 28, 1997.


                Common Stock, $.01 par value             3,711,681
                     (Title of each class)          (Number of shares)

                               ASECO CORPORATION

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets (unaudited)
     at September 28, 1997 and March 30, 1997                                3

     Condensed Consolidated Statements of Operations (unaudited)
     for the three and six months ended September 28, 1997
     and September 29, 1996                                                  4

     Condensed Consolidated Statements of Cash Flows (unaudited)
     for the six months ended September 28, 1997 and
     September 29, 1996                                                      5

     Notes to Condensed Consolidated Financial Statements                    6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 8-9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   10

Item 2.  Changes in Securities                                               10

Item 3.  Defaults upon Senior Securities                                     10

Item 4.  Submission of Matters to a Vote of Security Holders                 10

Item 5.  Other Information                                                   10

Item 6.  Exhibits and Reports on Form 8-K                                    10

      Signatures


PART 1.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements


                                ASECO CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                  September 28,             March 30,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)                       1997                    1997
--------------------------------------------------------------------------------------------------------
ASSETS
Current assets
  Cash and cash equivalents                                            $   6,324              $  14,082
  Accounts receivable, less allowance
     for doubtful accounts of $498,780 at
     September 28, 1997 and $407,000 at March 30, 1997                    12,428                  9,153
  Inventories, net                                                        13,294                  9,238
  Prepaid expenses and other current assets                                1,880                  1,414
                                                                    -------------          -------------

          Total current assets                                            33,926                 33,887

Plant and equipment, at cost                                               7,728                  5,179
Less accumulated depreciation and amortization                             4,144                  2,952
                                                                    -------------          -------------
                                                                           3,584                  2,227
Other assets, net                                                          3,595                    526
                                                                    -------------          -------------
                                                                       $  41,105              $  36,640
                                                                    =============          =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Line of credit                                                     $   2,350              $      --
    Accounts payable                                                       6,001                  2,091
    Accrued expenses                                                       4,573                  2,608
    Income taxes payable                                                     443                    321
    Current portion of capital lease obligations                              13                     13
                                                                    -------------          -------------

        Total current liabilities                                         13,380                  5,033

Deferred taxes payable                                                       465                    465
Long-term capital lease obligations                                           32                     29

Stockholders' equity

Preferred stock, $.01 par value, 1,000,000
     shares authorized, none issued and outstanding                           --                     --
Common stock, $.01 par value: Authorized 15,000,000
     shares, issued and outstanding 3,711,681 and 3,664,519
     shares at September 28, 1997 and March 30, 1997,
     respectively                                                             37                     37
Additional paid in capital                                                18,059                 17,642
Retained earnings                                                          9,112                 13,434
Foreign currency translation adjustment                                       20                     --
                                                                    -------------          -------------
       Total stockholders' equity                                         27,228                 31,113
                                                                    -------------          -------------
                                                                       $  41,105              $  36,640
                                                                    =============          =============

            See notes to condensed consolidated financial statements

                                ASECO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

        (in thousands, except share and per share data)


                                                   Three months ended                         Six months ended
                                              September 28,     September 29,          September 28,      September 29,
                                                  1997              1996                   1997                1996
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                        $   11,557          $     8,989            $    20,422        $    19,990

Cost of sales                                         6,253                4,805                 11,073             10,418
                                                 -----------          -----------            -----------        -----------

      Gross profit                                    5,304                4,184                  9,349              9,572

Research and development costs                        1,565                1,275                  2,921              2,511
Selling, general and
 administrative expense                               2,985                2,260                  5,458              4,668
Acquired in-process research
 and development                                         --                   --                  4,900                 --
                                                 -----------          -----------            -----------        -----------

      Income (loss) from operations                     754                  649                (3,930)              2,393


Other income (expense):
      Interest income                                    84                  164                    253                323
      Interest expense                                 (33)                  (2)                   (39)                (4)
      Other expense                                    (11)                   --                   (11)                 --
                                                 -----------          -----------            -----------        -----------
                                                         40                  162                    203                319
                                                 -----------          -----------            -----------        -----------

Income (loss) before income taxes                       794                  811                (3,727)              2,712

Income tax expense                                      376                  273                    595                901
                                                 -----------          -----------            -----------        -----------

Net income (loss)                                     $ 418                $ 538              $ (4,322)           $  1,811
                                                 ===========          ===========            ===========        ===========

Earnings (loss) per share                             $ .11                $ .15               $ (1.18)             $  .49
                                                 ===========          ===========            ===========        ===========

Shares used in computing
earnings (loss) per share                         3,979,000            3,705,000              3,676,000          3,707,000

            See notes to condensed consolidated financial statements

                                ASECO CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

  (in thousands)


                                                                        Six months ended
                                                                 ---------------------------------
                                                                  September 28,     September 29,
                                                                      1997              1996
--------------------------------------------------------------------------------------------------
Operating activities:
   Net income (loss)                                                  $  (4,322)         $  1,811
      Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
      Depreciation and amortization                                          621              446
      Acquired in-process research and development                         4,900               --
      Changes in assets and liabilities:
        Accounts receivable                                              (2,547)            1,868
        Inventories, net                                                 (3,868)          (1,812)
        Prepaid expenses and other current assets                          (236)            (212)

        Accounts payable and accrued expenses                             2,671             (930)
        Income taxes payable                                                235             (207)
                                                                    ------------       -----------

            Total adjustments                                             1,776             (847)
                                                                    ------------       -----------

            Cash provided by (used in) operating activities             (2,546)               964

Investing activities:
    Acquisitions net of cash acquired                                   (6,079)                --
    Acquisition of plant and equipment                                    (913)             (447)
    Increase in other assets                                              (392)             (156)
                                                                    ------------       -----------

            Cash used in investing activities                           (7,384)             (603)

Financing activities:
    Net proceeds from issuance of common stock                              307               108
    Net increase in borrowings on working capital lines of
     credit                                                               1,875                --
    Payments of long-term capital lease obligations                         (7)               (7)
                                                                    ------------       -----------

            Cash provided by financing activities                         2,175               101
                                                                    ------------       -----------

            Net increase(decrease) in cash and cash equivalents         (7,755)               462

Effect of exchange rate changes on cash                                     (3)                --

Cash and cash equivalents at the beginning of period                     14,082            14,083
                                                                    ------------       -----------

Cash and cash equivalents at the end of period                        $   6,324          $ 14,545
                                                                    ============       ===========

            See notes to condensed consolidated financial statements

                                ASECO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED SEPTEMBER 28, 1997


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 28, 1997 are not necessarily indicative of the results that may be expected for the year ended March 29, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 30, 1997.

2. The computations of earnings per share are based on the weighted average number of outstanding shares of common stock and common equivalent shares (using the treasury stock method). Fully diluted earnings per share have not been separately presented as the amount does not differ significantly from primary earnings per share.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 "Earnings Per Share" which is required to be adopted for the quarter ending December 28, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. For the comparative three and six month periods ending September 28, 1997 and September 29, 1996, earnings (loss) per share pursuant to Statement 128 would have been:

                                                   Three months ended                             Six months ended
                                        ------------------------------------------    ------------------------------------------
                                          September 28,          September 29,          September 28,          September 29,
                                               1997                   1996                   1997                   1996
                                        -------------------    -------------------    -------------------    -------------------
Basic earnings (loss) per share                   $ .11                 $  .15                ($1.18)                 $  .50
Weighted average shares outstanding           3,685,000              3,632,000              3,676,000              3,625,000

Diluted earnings (loss) per share                 $ .11                  $ .15                ($1.18)                  $ .49
Weighted average common and common
equivalent shares                             3,979,000              3,705,000              3,676,000              3,707,000

3. Inventories consisted of:

(in thousands)


                                          September 28,                  March 30,
                                              1997                         1997
                                      -------------------          -------------------
Raw Material                                  $   7,001                    $   4,996
Work in Process                                   4,270                        1,612
Finished Goods                                    2,023                        2,630
                                     -------------------          -------------------

                                              $  13,294                    $   9,238
                                     ===================          ===================

4. On May 23, 1997, the Company acquired 100% of the outstanding stock of Western Equipment Developments (Holdings) Ltd. ("WED"), located in Plymouth, England, for approximately $6,000,000 in cash. WED designs, manufactures and markets integrated circuit wafer handling robot systems used to load, sort and transport wafers during the inspection stage of the semiconductor manufacturing process. The acquisition was accounted for as a purchase and accordingly, the results of operations of the acquired business have been included in the Company's consolidated financial statements commencing May 23, 1997. In connection with the acquisition, the Company allocated a portion of the purchase price to in-process research and development which resulted in a one-time charge to operations of approximately $4.9 million. The following table summarizes the unaudited pro-forma consolidated results of operations as if the acquisition had been made at the beginning of each of the periods presented:

                                   Six months ended
                        ----------------------------------------
                         September 28,            September 29,
                              1997                   1996
                        ------------------   -------------------
Net sales                      $21,451               $22,776
Net loss                       (5,711)               (3,663)
Loss per share                 ($1.56)               ($1.01)

5. In July 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130 "Reporting Comprehensive Income" which is required to be adopted in the first quarter of fiscal 1999. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.


6. In July 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131 "Disclosure About Segments of an Enterprise and Related Information" which is required to be adopted in the first quarter of fiscal 1999. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Three and six months ended September 28, 1997

Results of Operations
---------------------

Net sales for the second quarter of fiscal 1998 increased 29% to $11.6 million versus $9 million for the same quarter last year. Net sales for the first six months of fiscal 1998 increased 2% to $20.4 million compared to $20.0 million for the first six months of fiscal 1997. The increase in second quarter net sales resulted primarily from an increase in unit shipments during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997.

International sales represented approximately 50% of net sales for the second quarter of fiscal 1998 versus 44% in the second quarter of fiscal 1997. Approximately 79% of all international sales were to customers located in the Pacific Rim region.

Gross margin in the second quarter of fiscal 1998 was 46% compared to 47% in the same quarter last year. Gross margin for the first six months of fiscal 1998 was 46% compared to 48% in the same period last year. The decline in gross margin resulted from volume discounts associated with several large quantity orders shipped during fiscal 1998 and from increased shipments of newer product models which generally have lower gross margin percentages.

Research and development expenses increased 23% in the second quarter of fiscal 1998 to $1.6 million from $1.3 million in the second quarter of fiscal 1997. Research and development expenses remained consistent as a percentage of sales at approximately 14% in both the second quarter of fiscal 1998 and the second quarter of fiscal 1997. Research and development expenses increased 16% to $2.9 million in the first six months of fiscal 1998 from $2.5 million in the first six months of fiscal 1997. Increased spending on research and development in the second quarter of fiscal 1998 was a result of increased spending on the development of the Company's newest test handler model, the VT8000, and to a lesser extent, spending associated with the development of Western Equipment Developments (Holdings) LTD ("WED") newest product a high speed wafer sorter.

Selling, general, and administrative expenses for the second quarter of fiscal 1998 were $3.0 million versus $2.3 million in the second quarter of fiscal 1997. Selling, general and administrative expenses for the first six months of fiscal 1998 were $5.5 million versus $4.7 million for the first six months of fiscal 1997. Selling, general and administrative expenses also increased as a percentage of sales to 27% in the first six months of fiscal 1998 from 23% in the first six months of fiscal 1997. The increase in selling, general and administrative expenses was due to the inclusion of a complete quarter of WED expenses in the second quarter operating results and increased spending in the second quarter on trade shows and marketing related to the introduction of the Company's newest test handler and WED's new high speed wafer sorter.

During the first quarter of fiscal 1998, the Company also recorded a one-time charge to earnings of $4.9 million for acquired in-process research and development related to the Company's acquisition of WED (See Note 4 to the Condensed Consolidated Financial Statements included herein).

Operating income in the second quarter of fiscal 1998 was $754,000 versus operating income of $649,000 in the second quarter of fiscal 1997. Operating loss in the first six months of fiscal 1998 was $3.9 million versus operating income of $2.4 million in the first six months of fiscal 1997. The year to date operating loss of $3.9 million is attributable to the one-time charge to earnings of $4.9 million recorded in the first quarter of fiscal 1998 relating to the acquired in-process research and development associated with the acquisition of WED.

The effective tax rate for the second quarter of fiscal 1998 was 47% versus 33% for the same quarter last year. The second quarter rate of 47% resulted as the Company's was not able to offset losses incurred by WED against income earned in the United States. The Company recorded a tax provision of $595,000 for the first six months of fiscal 1998 on a pretax loss of $3.7 million. The tax provision was recorded as a result of the combination of the first quarter one-time write-off of in-process research and development which is not deductible for tax purposes and operating losses of WED for which no tax benefit was recorded.

As a result of the foregoing, net income for the second quarter of fiscal 1998 was $418,000, or $.11 per share, as compared to net income of $538,000, or $.15 per share, for the second quarter of fiscal 1997. Net loss for the first six months of fiscal 1998 was $4.3 million, or $1.18 per share, as compared to net income of $1.8 million, or $.49 per share, for the first six months of fiscal 1997

Liquidity and Capital Resources
-------------------------------

The Company ended the second quarter of fiscal 1998 with a cash position of approximately $6.3 million. The Company has an unsecured line of credit with a bank in the amount of $5.0 million against which there were borrowings of $2.4 million at the end of the second quarter of fiscal 1998. During the quarter, the Company elected to utilize its working capital line of credit to cover short term fluctuations in available cash.

The Company used approximately $2.5 million of cash from operations during the first six months of fiscal 1998. Accounts receivable increased approximately $3.3 million during the first six months of fiscal 1998 as a result of both the increase in sales and the inclusion of WED's accounts receivable balance as a result of the acquisition. Inventory increased approximately $4.0 million during the first six months of fiscal 1998 as the result of the Company purchasing inventory for the production of its first units of a newly introduced test handler and high speed wafer sorter coupled with the inclusion of WED's inventory as a result of the acquisition. Accounts payable and accrued expense increased approximately $5.2 million as a result of both increases in material receipts and the inclusion of WED's current liabilities in the fiscal 1998 balance sheet.

The Company used approximately $7.4 million in cash for investing activities during the first six months of fiscal 1998, most of which was used to fund the Company's acquisition of WED. Additionally, the Company spent approximately $913,000 on capital equipment purchases and $213,000 to fund internal software development costs.

The Company generated cash from financing activities in the first six months of fiscal 1998 of approximately $2.2 million, primarily as the result of utilizing its working capital line of credit.

The Company believes that funds generated from operations, existing cash balances and available borrowing capacity will be sufficient to meet the Company's cash requirements for at least the next twelve months.

Cautionary Statement for Purposes of "Safe Harbor" Provisions of the Private
----------------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

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

             None.

Item 3.      Defaults upon Senior Securities:

             None.

Item 4.      Submissions of Matters to a Vote of Security Holders:

             On August 6, 1997, the Annual Meeting of Stockholders was held and the following matters were voted upon:

             1. Sebastian J. Sicari and Dr. Sheldon Weinig were re-elected as Directors of the Company to serve for three year terms. For Mr. Sicari, the vote was 3,276,287 in favor, 17,554 withheld. For Dr. Weinig, the vote was 3,276,287 in favor, 17,554 withheld.

             2. The Board of Directors' selection of Ernst & Young LLP as the Company's independent auditors for the year ended March 29, 1998 was ratified with 3,275,287 in favor, 13,000 against, and 5,554 abstaining.

Item 5.      Other Information:

             None.

Item 6.      Exhibits and reports on Form 8-K:

             a. Exhibits - None

             b. There were no reports on Form 8-K filed for the three months ended September 28, 1997

                               ASECO CORPORATION

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Signature                                            Title                                       Date

     /s/ Carl S. Archer, Jr.                President and Chief Executive               November 12, 1997
------------------------------------        Officer (principal executive officer)
     Carl S. Archer, Jr.


     /s/ Sebastian J. Sicari                Vice President, Finance and                 November 12, 1997
------------------------------------        Administration, Chief Financial
     Sebastian J. Sicari                    Officer, Treasurer (principal financial
                                            officer)

     /s/ Mary R. Barletta                   Vice President, Corporate Controller        November 12, 1997
---------------------------                 (principal accounting officer)
     Mary R. Barletta
