Form 10-Q
period 1997-12-28
ASECO CORP
filed 1998-02-11
CIK 896645

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 28, 1997


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

Yes       X    No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 28, 1997.


Common Stock, $.01 par value                  3,714,419
(Title of each class)                        (Number of shares )

ASECO CORPORATION

TABLE OF CONTENTS



                                                               Page

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets (unaudited)
          at December 28, 1997 and March 30, 1997                3

          Condensed Consolidated Statements of Operations
          (unaudited)for the three and nine months ended
          December 28, 1997   and December 29, 1996              4

          Condensed Consolidated Statements of Cash Flows
          (unaudited)for the nine months ended December 28, 1997
          and December 29, 1996                                  5

          Notes to Condensed Consolidated Financial Statements   6-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    8-9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      10

Item 2.   Changes in Securities                                  10

Item 3.   Defaults upon Senior Securities                        10

Item 4.   Submission of Matters to a Vote of Security Holders    10

Item 5.   Other Information                                      10

Item 6.   Exhibits and Reports on Form 8-K                       10

          Signatures

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

ASECO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share and per share data)
                                                    December 28,     March 30,
                                                    1997             1997
ASSETS
Current assets
Cash and cash equivalents                           $ 2,185          $ 14,082
Accounts receivable, less allowance for doubtful
accounts of $918,000 at December 28, 1997 and
$407,000 at March 30, 1997                           14,059             9,153
Inventories, net                                     12,847             9,238
Prepaid expenses and other current assets             1,768             1,414
                                                     ------             ------

Total current assets                                 30,859            33,887

Plant and equipment, at cost                          8,225             5,179
Less accumulated depreciation and amortization        4,527             2,952
                                                     ------            ------
                                                      3,698             2,227
Other assets, net                                     3,408               526
                                                    -------           -------
                                                   $ 37,965          $ 36,640
                                                    =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit                                    $  250              $--
Accounts payable                                   4,682                2,091
Accrued expenses                                   4,317                2,608
Income taxes payable                                 436                  321
Current portion of capital lease obligations          13                   13
                                                  -------              ------
Total current liabilities                          9,698                5,033

Deferred taxes payable                               465                  465
Long-term capital lease obligations                   28                   29

Stockholders' equity

Preferred stock, $.01 par value, 1,000,000
shares authorized, none issued and outstanding       ---                 ---

Common stock, $.01 par value:  Authorized
15,000,000 shares, issued and outstanding
3,714,419 and 3,664,519 shares at
December 28, 1997 and March 30, 1997, respectively    37                  37
Additional paid in capital                        18,089              17,642
Retained earnings                                  9,600              13,434
Foreign currency translation adjustment               48                  --
                                                  ------              ------
Total stockholders' equity                        27,774              31,113
                                                  ------              ------
                                                  $ 37,965            $ 36,640
                                                  =======             =======

See notes to condensed consolidated financial statements

ASECO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(in thousands, except share and per share data)

                        Three months ended            Nine months ended
                   December 28,   December 29,   December 28,   December 29,
                   1997           1996           1997           1996
Net sales          $ 13,551       $ 6,722        $ 33,974       $ 26,712

Cost of sales         7,438         3,595          18,511         14,013
                    --------       --------       --------       --------
Gross profit          6,113         3,127          15,463         12,699

Research and
development costs     1,945         1,287           4,866          3,798
Selling, general
and administrative
expense               3,288         1,713           8,746          6,381
Acquired in-process
research and
development             ---           ---           4,900            ---
                    -------        -------        -------        -------

Income (loss) from
operations              880           127          (3,049)         2,520

Other income (expense):
Interest income          42           166             295            489
Interest expense       (64)            (1)          (103)            (5)
Other expense, net     (33)            --            (44)             --
                     -------        -------        -------        -------
                       (55)           165            148            484
                     -------        -------        -------        -------

Income (loss) before
income taxes           825            292         (2,901)          3,004

Income tax expense     337             58             933            959
                     -------        -------        -------        -------
Net income (loss)    $ 488          $ 234        $ (3,834)       $ 2,045
                     =======        =======        =======        =======

Earnings (loss) per
share, basic         $.13           $.06           $(1.04)        $.56
Shares used to
compute earnings
(loss) per
share, basic        3,714,000      3,645,000      3,688,000      3,632,000

Earnings (loss)
 per share, diluted      $.13           $.06           $(1.04)        $.55
Shares used in
computing earnings
 (loss) per
share, diluted      3,876,000      3,711,000      3,688,000      3,708,000

See notes to condensed consolidated financial statements

ASECO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(in thousands)

                                                 Nine months ended
                                             December 28,   December 29,
                                             1997           1996
Operating activities:
Net income (loss)                            $ (3,834)      $ 2,045
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
activities:
Depreciation and amortization                   1,003           679
Deferred income taxes                           --            (162)
Acquired in-process research and development    4,900            --
Changes in assets and liabilities:
Accounts receivable                            (1,639)        3,872
Inventories, net                               (3,309)       (1,940)
Prepaid expenses and other current assets        (865)         (400)
Accounts payable and accrued expenses            (815)       (3,097)
Income taxes payable                               227         (137)
                                               -------        -------
Total adjustments                                (498)       (1,185)
                                             -------        -------
Cash provided by (used in) operating
  activities                                   (4,332)           860

Investing activities:
 Acquisitions net of cash acquired             (6,079)            --
 Acquisition of plant and equipment            (1,296)          (638)
 Increase in other assets                        (295)          (207)
                                               -------        -------

Cash used in investing activities              (7,670)          (845)

Financing activities:
 Net proceeds from issuance of common stock        337            157
 Net decrease in borrowings on working
  capital lines of credit                        (225)             --
 Payments of long-term capital lease
  obligations                                     (11)           (10)
                                               -------        -------
    Cash provided by financing activities          101            147
                                               -------        -------
    Net increase(decrease) in cash and
      cash equivalents                        (11,901)            162

Effect of exchange rate changes on cash              4             --

Cash and cash equivalents at the
 beginning of period                            14,082         14,083
                                               -------        -------
Cash and cash equivalents at the end of
 period                                        $ 2,185       $ 14,245
                                               =======       ========

See  notes to condensed consolidated financial statements

ASECO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NINE MONTHS ENDED DECEMBER  28, 1997



1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 28, 1997 are not necessarily indicative of the results that may be expected for the year ended March 29, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 30, 1997.

2.   In 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 128, "Earnings per Share".    Statement 128
replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The difference between the shares used to compute basic and diluted earnings (loss) per share is comprised wholly of the effect of employee stock options.


3.  Inventories consisted of:

(in thousands)
                    December 28, 1997        March 30, 1997
Raw Material        $ 6,621                  $ 4,996
Work in Process       3,886                    1,612
Finished Goods        2,340                    2,630
                    -------                  -------

                    $ 12,847                 $ 9,238
                    ========                 ========


4. On May 23, 1997, the Company acquired 100% of the outstanding stock of Western Equipment Developments (Holdings) Ltd. ("WED"), located in Plymouth, England, for approximately $6,000,000 in cash. WED designs, manufactures and markets integrated circuit wafer handling robot systems used to load, sort and transport wafers during the inspection stage of the semiconductor manufacturing process. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired business have been included in the Company's consolidated financial statements commencing May 23, 1997. In connection with the acquisition, the Company allocated a portion of the purchase price to in-process research and development which resulted in a one-time charge to operations of approximately $4.9 million. The following table summarizes the unaudited pro-forma consolidated results of operations as if the acquisition had been made at the beginning of each of the periods presented:

                              Nine months ended
                  December 28, 1997        December 29, 1996

Net sales         $ 35,002                 $ 30,596
Net loss           (5,223)                   (3,647)
Loss per share    $ (1.43)                  $ (1.01)


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

Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Three and nine months ended December  28, 1997

Results of Operations

Net sales for the third quarter of fiscal 1998 increased 102% to $13.6 million versus $6.7 million for the same quarter last year. Net sales for the first nine months of fiscal 1998 increased 27% to $34.0 million compared to $26.7 million for the first nine months of fiscal 1997. The increase in third quarter net sales resulted primarily from an increase in unit shipments during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997.

International sales represented approximately 34% of net sales for the third quarter of fiscal 1998 versus 41% in the third quarter of fiscal 1997. Approximately 88% of all international sales were to customers located in the Pacific Rim region with the largest proportion of these sales shipped to Taiwan.

Gross margin in the third quarter of fiscal 1998 was 45% compared to 47% in the same quarter last year. Gross margin for the first nine months of fiscal 1998 was 46% compared to 48% in the same period last year. The decline in gross margin resulted from increased shipments of newer product models which generally have lower gross margin percentages and to a lesser extent volume discounts associated with several large quantity orders shipped during fiscal 1998.

Research and development expenses increased 51% in the third quarter of fiscal 1998 to $1.9 million from $1.3 million in the third quarter of fiscal 1997. Research and development expenses decreased as a percentage of sales to 14% in the third quarter of fiscal 1998 compared with 19% in the third quarter of
fiscal 1997.   Research and development expenses increased 28% to $4.9 million in the first nine months of fiscal 1998 from $3.8 million in the first nine months of fiscal 1997. The increase in research and development in fiscal 1998 was primarily the result of increased spending on the development of the Company's newest test handler model, the VT8000.

Selling, general, and administrative expenses for the third quarter of fiscal 1998 were $3.3 million, or 24% of sales, versus $1.7 million, or 26% of sales, in the third quarter of fiscal 1997. Selling, general and administrative expenses for the first nine months of fiscal 1998 were $8.7 million, or 26% of sales, versus $6.4 million, or 24% of sales for the first nine months of fiscal 1997. The increase in selling, general and administrative expenses was due to the inclusion of the expenses of WED in third quarter fiscal 1998 results, costs associated with the establishment of a new sales and service office in Singapore, increased spending on trade shows and marketing related to the introduction of the Company's newest test handler and WED's new high speed wafer sorter, and an increase in coverage for potential exposure in accounts receivable on shipments to Far East countries with higher than tolerable financial risk.

Operating income in the third quarter of fiscal 1998 was $880,000 versus operating income of $127,000 in the third quarter of fiscal 1997. Operating loss in the first nine months of fiscal 1998 was $3.0 million versus operating income of $2.5 million in the first nine months of fiscal 1997. The year to date operating loss of $3.0 million is attributable to the one-time charge to earnings of $4.9 million recorded in the first quarter of fiscal 1998 relating to the acquired in-process research and development associated with the acquisition of WED (See Note 4 to the Condensed Consolidated Financial Statements included herein).

The effective tax rate for the third quarter of fiscal 1998 was 41% versus 20% for the same quarter last year. The increase was due to the Company's inability to offset losses incurred by WED against income earned by the Company in the United States and to the fact that the third quarter fiscal 1997 tax rate reflected a lower than usual tax provision, the intended effect of which was to bring the year-to-date fiscal 1997 rate in line with the projected annual rate of 31%. The Company recorded a tax provision of $933,000 for the first nine months of fiscal 1998 on a pretax loss of $2.9 million. The tax provision was recorded as a result of the combination of the first quarter one-time write-off of in-process research and development which is not deductible for tax purposes and operating losses of WED for which no tax benefit was recorded.

As a result of the foregoing, net income for the third quarter of fiscal 1998 was $488,000, or $.13 per share, as compared to net income of $234,000, or $.06 per share, for the third quarter of fiscal 1997. Net loss for the first nine months of fiscal 1998 was $3.8 million, or $1.04 per share, as compared to net income of $2.0 million, or $.55 per share, for the first nine months of fiscal 1997

Liquidity and Capital Resources

The Company ended the third quarter of fiscal 1998 with a cash position of approximately $2.2 million. The Company has an unsecured line of credit with a bank in the amount of $5.0 million against which there were borrowings of $250,000 at the end of the third quarter of fiscal 1998.

The Company used approximately $4.3 million of cash from operations during the
first nine months of fiscal 1998.   Accounts receivable increased
approximately $4.9 million during the first nine months of fiscal 1998 as a result of both the increase in sales and the inclusion of WED's accounts receivable balance as a result of the acquisition. Inventory increased approximately $3.6 million during the first nine months of fiscal 1998 as the result of the Company purchasing inventory for the production of the first units of its newly introduced test handler and high speed wafer sorter coupled with the inclusion of WED's inventory as a result of the acquisition.
Accounts payable and accrued expenses increased approximately $4.3 million as a result of both increases in material receipts and the inclusion of WED's current liabilities in the fiscal 1998 balance sheet.

The Company used approximately $7.7 million in cash for investing activities during the first nine months of fiscal 1998, most of which was used to fund
the Company's acquisition of  WED.   Additionally, the Company spent
approximately $1.3 million on capital equipment purchases and $295,000 to fund internal software development costs.

The Company generated cash from financing activities in the first nine months of fiscal 1998 of approximately $101,000, primarily as the result of proceeds from issuances of common stock.

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

          None.

Item 5.   Other Information:

          None.

Item 6.   Exhibits and reports on Form 8-K:

          a.   Exhibits - None

          b. There were no reports on Form 8-K filed for the three months ended December 28, 1997

ASECO CORPORATION

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Signature                  Title                             Date

/s/ Carl S. Archer, Jr.    President and Chief Executive     February 11, 1998
------------------------   Officer (principal executive
Carl S. Archer, Jr.        officer)



/s/ Sebastian J. Sicari    Vice President, Finance and       February 11, 1998
------------------------   Administration, Chief Financial
Sebastian J. Sicari        Officer, Treasurer (principal
                           financial officer)


/s/ Mary R. Barletta       Vice President, Corporate         February 11, 1998
-----------------------    Controller
Mary R. Barletta           (principal accounting officer)
