Form 10-K
period 1998-03-29
ASECO CORP
filed 1998-06-29
CIK 896645

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
                     for fiscal year ended March 29, 1998

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

  The aggregate market value of voting stock held by non-affiliates of the registrant was $18,423,492 as of May 30, 1998

                                   3,731,718
       (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF MAY 30, 1998)

                      DOCUMENTS INCORPORATED BY REFERENCE

  PART III INCORPORATES BY REFERENCE CERTAIN INFORMATION FROM THE REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON AUGUST 11, 1998

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

  Aseco designs, manufactures and markets test handlers used to automate the testing of integrated circuits in surface mount packages. Aseco provides high quality, versatile test handlers designed to maximize the productivity of the significantly more costly testers with which they operate. On May 23, 1997 the Company acquired Western Equipment Developments (Holdings) Ltd. ("WED"), based in Plymouth, England for approximately $6,100,000 in cash. (See Note L to the Consolidated Financial Statements.) WED designs, manufactures and markets integrated circuit wafer handling and inspection systems. These systems are used to load, sort and transport wafers during both manual and automatic inspection as well as other wafer processing steps in the semiconductor manufacturing process.

INDUSTRY BACKGROUND

  The manufacture of integrated circuits (IC's) takes place in ultra-clean fabrication plants. Flat circular discs of silicon ("wafers"), of extremely high perfection and purity, are taken through a variety of processes-- principally micro-patterning, where small structures are etched into the surface, and physical and chemical processes, where material is deposited or implanted into the structures. Between these major processing steps the wafers must be transported cleanly and safely and inspected and assessed for quality and cleanliness. Automated wafer handling and inspection equipment facilitates the safe transport, handling and defect detection and assessment of wafers between process steps preventing damage, contamination and breakage which often results from manual intervention.

  Following the manufacturing process, IC devices are tested by semiconductor manufacturers for quality and electrical performance before shipment to end users. In addition, volume purchasers of IC devices often test IC devices during incoming inspection. Test handlers facilitate the fast, automated and cost-effective testing of IC devices. The automated test process requires two major pieces of equipment: a tester and a test handler. Testers are specialized, computer-controlled electronic systems that perform the electrical test of IC devices, including memory, logic, linear, microprocessor and Application Specific Integrated Circuit (ASIC) devices. Test handlers are electro-mechanical systems which are connected to and communicate with the tester. IC devices are loaded into the test handler and are then stabilized at a specified temperature to simulate operating extremes for the IC device. The test handler then transports the IC device to a contactor, which provides an electrical connection between the IC device and the tester and allows an interchange of electrical signals between the tester and device under test so the tester can evaluate the performance of the IC. Finally, the handler segregates the devices as determined by the tester.

  Traditionally, IC devices were attached to one side of a printed circuit board by means of pins, also referred to as leads, that were inserted into pre-drilled holes and soldered to the electrical circuits on the board, a technique known as "through-hole" mounting. Surface mount technology ("SMT"), an alternative technology which is widely used, involves soldering of IC devices directly to the surface of the board. This technology has been increasingly adopted in response to the introduction of more powerful IC devices with more leads and the demand for ever more increasing miniaturization. SMT has several distinct advantages over through-hole technology. First, because IC device leads are not inserted through the board, IC device leads can be closer together allowing IC devices and the boards they populate to be smaller. This reduction in IC device size also enhances circuit processing speed and thus board and system performance. Second, because IC device leads are not inserted through the board, boards can be populated on both sides which further reduces overall required board size.

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

ASECO'S AUTOMATION EQUIPMENT

 Wafer Handling and Inspection Automation Equipment

  Wafer handling and inspection equipment is used to automate the transfer and inspection of wafers between semiconductor manufacturing process steps. Generally, wafers are transported through the factory in receptacles called cassettes. Basic bench top wafer handling equipment extracts a wafer from a cassette and places it on a horizontal stage where microscope inspection takes place. More sophisticated bench top equipment facilitates "macro-inspection" of wafers (i.e. not under a microscope) by placing each wafer on a stage which tilts and rotates the wafer at all angles under a high intensity lamp to reveal defects.

  During the wafer fabrication process, wafers are tracked in lots (typically of 25 wafers) which often need to be broken down into sub-lots in order to fit into certain process equipment and then returned to the original lots. In order to accomplish this, wafers are identified by alphanumeric or bar-code symbols etched into the surface of each wafer. Integrated wafer automation equipment enables the user to select any wafer from a maximum of 100 wafers (usually 4 lots of 25), identify it automatically, assign it a new position among the wafers, extract a given number of wafers from a batch, reorder the wafers or combine two lots or sublots. These wafer sorting devices then are able to communicate wafer and system status to an external factory computer enabling the sorter to function as an automation center under the control of the central factory automation system. Another type of wafer automation equipment is an integrated inspection station. Such a module enables the user to extract a wafer from a cassette, place it on a stage, inspect the wafer under a microscope using a monitor to view the microscope imaging, identify defects, collect and analyze data and return the wafer to its cassette for further processing.

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

KEY ASECO EQUIPMENT FEATURES

 Key Wafer Automation Equipment Features

  Cleanliness--Semiconductor wafer fabrication is conducted under ultra-clean conditions; therefore, cleanliness of the equipment which operates in this environment is important. WED achieves cleanliness in its equipment by covering all moving parts, by ensuring that all moving parts are below the wafer plane and by carefully selecting the materials used to make the equipment.

  As wafer sizes and therefore equipment sizes grow and as cleanliness assumes greater importance, the cost of producing wafer fabrication cleanrooms will become prohibitively high. As an alternative, minienvironment technology offers lower costs in the construction of cleanrooms. Within such minienvironments, only the air immediately above the equipment where the wafer resides needs to be clean and this area is isolated by shields from the general area surrounding the equipment. Wafers are carried from process to process in sealed boxes which interface with the equipment shield via a "SMIF" Port (Standard Mechanical Interface). WED's entire range of benchtop and integrated systems are compatible with SMIF technology.

  Safety of Handling--Each wafer processed by a semiconductor manufacturer requires dozens of costly passes through each manufacturing process and ultimately yields numerous individual IC's. As a result, safety of handling, or zero wafer breakage, is of paramount importance to semiconductor manufacturers. WED has achieved safe handling using designs which incorporate both hardware sensors and software checks.

  Versatility--An important aspect of WED's technology and product range is the maximum wafer size that it can accommodate. State of the art fabrication units currently are running 8 inch (200mm) wafers. The next generation wafer size will be 12 inches, although facilities to support this production are, for the most part, on hold. WED offers a full range of 6 inch and 8 inch compatible equipment and plans to broaden its product line to accommodate 12 inch wafers in time to take advantage of the construction of fabrication plants needed to produce 12 inch wafers.

 Key Test Handler Features

  The primary function of the test handler is to automate the testing process thereby increasing the productivity of the tester resulting in the accurate testing of IC devices at the lowest per unit cost possible. Important test handler features include:

  Gentle Handling. In order for the test handler user to maximize yield and the quality of the IC devices it ships, it is imperative that the test handler not damage the IC devices it processes. Due to their fragility, surface mount IC device leads are especially susceptible to damage, and as IC devices with higher lead counts and more fragile leads have become more prevalent, gentle handling has become an increasingly important test handler feature. Aseco currently offers test handlers with four IC device transport mediums--gravity-feed, air-bearing, pick and place and belt-conveyance test handlers. The four transport mediums allow customers to use the type of test handler most suitable for the IC device being tested. In addition, Aseco test handlers are equipped with vacuum stops, limited force contactors and other features to further minimize lead damage.

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

  Productivity. The productivity of a test handler is largely a function of the rate at which it moves IC devices through the test handler ("throughput") and the percentage of time the test handler is available for use ("uptime"). The throughput of Aseco's test handlers is enhanced by their use of forced air to thermally condition IC devices. This produces an effect analogous to wind chill and minimizes the time IC devices are required to stay in the temperature chamber. The Company believes its handlers are able to achieve high uptime because of their relatively simple design that reduces jam rates and the frequency and duration of required maintenance. Maintenance time also is reduced by the diagnostic software incorporated in each Aseco test handler.

  Versatility. With the increase in the number of different IC device lead configurations, an important feature of a test handler is its ability to accommodate IC devices with different lead configurations. Through the use of easy to install conversion kits, Aseco's test handlers are currently capable of processing many different IC device configurations.

ASECO AUTOMATION PRODUCTS

  Aseco offers a range of products to address the varying wafer handling and inspection and IC device test handling requirements of its customers.

 Wafer Handling and Inspection

  MICROLOADER

  The Microloader extracts a wafer from its carrying cassette and places it on a flat, horizontal stage, usually for microscope inspection. Wafers can be selected specifically or randomly for quality assurance functions. The microscope operator is freed from the delicate and potentially damaging task of manipulating the wafer to concentrate on the inspection task.

  AML (AUTOMATIC MICROSCOPE LOADER)

  The AML performs the same basic functions as the Microloader and adds an intermediate orientation stage to enable the operator to find specific features and an option to sort good wafers from bad. Higher throughput rates can also be achieved on this system.

  MACROSPEC

  The Macrospec also shares the same functions and features of a Microloader and has a built in "macro-inspection" stage, which tilts and rotates the wafer at all angles ensuring good visibility of all surface features of the wafer. A high intensity lamp shines on the wafer surface revealing wafer defects.

  HIGH SPEED MICROSORTER (SMIF OR NON-SMIF)

  The Microsorter is an integrated solution allowing semiconductor wafers to be automatically identified and sorted using advanced vision processing. Operator contact is eliminated as wafer movements are completed by a precision robotic transfer module ensuring clean and safe transfers. The Microsorter may be fitted with an optional SMIF minienvironment SubClass 1 which creates a clean environment surrounding the cassette transport modules.

  ORBIS

  The Orbis is an integrated inspection station that provides fully automatic detection of surface contamination, damage and process errors and dimensional tolerance failures on semiconductor wafers. The machine incorporates an autosizing function for 4 to 8 inch wafers which speeds set up and changeover for multi-size fabrication operations. Wafers are pre-aligned, automatically identified by machine vision and loaded to the microscope for fine alignment and flaw detection. The machine collects and stores inspection data for future recall and reference.

 Test Handlers

  The Company's test handlers share certain common features including the ability to operate at cold, ambient and hot temperatures and a menu-driven CRT user interface that displays test handler performance and diagnostic information. The Company's products are as follows:

  MODEL S-130 TEST HANDLER

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

  MODEL S-170C AND S-170D TEST HANDLERS

  The S-170C and S-170D are modified versions of the S-170 gravity feed test handler. Each offers all the features and capabilities of the S-170 plus the ability to handle a broader spectrum of the popular SOIC package types. In addition, the S-170D offers plunge to board capability that allows an electrical connection between the IC device and a device under test ("dut") board eliminating the need for a contactor and facilitating testing of IC devices with very short lead lengths.

  MODEL S-200 TEST HANDLER

  The S-200 is a pick and place test handler, particularly suitable for handling fragile lead IC devices such as the popular QFP package. The S-200 has a throughput capacity of 1,200 devices per hour and operates at temperatures ranging from -55 to +155 Celsius. Key features of the S-200 include its simple design, which enhances uptime, and the ease with which it can be converted to handle different package types plus automatic tray loading and unloading. A key distinguishing feature is its ability, through the addition of an optional machine vision system, to provide in-line lead inspection in addition to its normal electrical test handling capability.

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

  MODEL VT8000 TEST HANDLER

  The VT8000 is the Company's newest test handler and employs a unique combination of machine vision and multi track belt conveyance to enable more gentle handling of fragile devices. The VT8000 handles IC devices with simplified conversion kits resulting in cost savings for customers and less complicated set up and changeover. Machine vision facilitates lead inspection of IC devices before and after testing to identify parts with damaged leads. The VT8000 handles a variety of package types and incorporates an optional plunge-to board feature.

 Remanufacturing Services

  The Remanufacturing Services Group provides services such as machine upgrades, reconditioning and reconfiguration for all of the Company's test handler models.

 Distribution Agreements

  In October 1997, Aseco entered into a distribution agreement with Aju Systems, Inc. ("Aju") to market and sell its memory test handler in all geographic areas except Korea and Japan. In turn, Aju agreed to market and sell Aseco's test handlers in Korea. The Aju handler, the 7070, handles up to 64 devices simultaneously at a throughput rate of 6,400 devices per hour and will operate within a temperature range of -30(degrees)C to 125(degrees)C.

  In November 1997, Aseco entered into a distribution agreement with Rasco to market and sell its SO1000 high-speed multi site test handler in the United States and Canada.

CUSTOMERS

  Customers for the Company's products are primarily semiconductor manufacturers, but also include volume purchasers of IC devices and companies engaged in the business of testing IC devices for others.

  As of March 29, 1998, the Company had sold 1,349 test handler systems to approximately 136 customers in more than 161 worldwide locations. In fiscal 1998, two customers, Maxim Integrated Products, Inc and Analog Devices, Inc., accounted for 23% and 16% of net sales, respectively. In fiscal 1997, one customer, Analog Devices, Inc., accounted for 17% of net sales.

SALES AND MARKETING

  The Company markets its products primarily through manufacturers' representative organizations and, in certain geographic regions, a direct sales force. As of March 29, 1998, the Company had fourteen United States manufacturers' representatives and fourteen international manufacturers' representatives located in England, Germany, France, Israel, Korea, Hong Kong, Italy, Malaysia, Singapore, Sweden, and Taiwan.

  The Company's sales organization coordinates the activities of the Company's manufacturers' representatives and actively participates with them in selling efforts. Aseco provides sales and technical support to its manufacturers' representatives through the Company's sales and service offices in Marlboro, Massachusetts, Santa Clara, California, Singapore, Plymouth, England and Kuala Lumpur, Malaysia. The Company employs a direct sales force to market and sell in Northern California. The Company's marketing efforts include participation in industry trade shows and production of product literature. These efforts are designed to generate sales leads for the Company's manufacturers' representatives.

  To date, the Company's international sales have been primarily to customers located in the Asia Pacific region (excluding Japan) and Western Europe. International sales accounted for approximately 36%, 52%, and 42% of the Company's net sales in fiscal 1998, 1997 and 1996, respectively.

  During fiscal 1998 a small percentage of the Company's international sales were invoiced in foreign currencies and, accordingly, were subject to fluctuating currency exchange rates. The Company's international sales are subject to certain risks common to many export activities, such as governmental regulations, export license requirements and the risk of imposition of tariffs and other trade barriers.

BACKLOG

  The Company's backlog which consists of customer purchase orders which the Company expects to fill within the next twelve months, was approximately $4,011,000 as of March 29, 1998 compared to approximately $2,995,000 as of March 30, 1997. Because all purchase orders are subject to cancellation or delay by customers with limited or no penalty, the Company's backlog is not necessarily indicative of future revenues or earnings. The Company typically ships its major equipment within eight to ten weeks of receipt of purchase order and its conversion kits and spare parts within a shorter period.

CUSTOMER SERVICE

  The Company believes that strong customer service is important in achieving its goal of high customer satisfaction. Aseco's customer service organization, augmented by the Company's engineering personnel, provides product training, telephone technical support, applications support, maintenance and operations manuals and on-site service and repair. Such services are provided from the Company's headquarters in Marlboro, Massachusetts and from one other domestic and eight international field service centers, each strategically located near customers to minimize response time to customer service requests. Six of the nine international field service centers are maintained by the Company's manufacturers' representative organizations and three directly by the Company.

  The Company warranties its products against defects in material and workmanship for a period of up to one year. To date, the Company's warranty claims have not been material. The Company believes its accrual for product warranties at March 29, 1998 is adequate.

PRODUCT DEVELOPMENT

  The Company believes that its future success will depend in large part on its ability to enhance and broaden, with the input of its customers, its existing product line to meet the evolving needs of the test handler market. To date, the Company has relied on internal development and a product acquisition (the TL-50, the forerunner of the S-200) to extend its product offering. The Company is continually engaged in improving its current products and expanding the types of IC devices its test handlers can accommodate and the size of wafers its wafer automation equipment can manage. In addition, the Company is currently focused on the continued development of enhancements and features for its current automation products. As the semiconductor equipment market continues to develop, the software component of the Company's products plays an increasingly important role. The Company currently develops all software in-house and plans to expand its expertise in this area by hiring additional personnel as needed.

MANUFACTURING AND SUPPLY

  The Company manufactures its products at its facilities in Marlboro, Massachusetts and Plymouth, England. The Company's manufacturing operations consist of procurement and inspection of components and subassemblies, assembly and extensive testing of finished products.

  A significant portion of the components and subassemblies of the Company's products, including circuit boards, vacuum pumps, optical sensors, refrigeration units and contactor elements, are manufactured by third parties on a subcontract basis. Currently all components, subassemblies and parts used in Aseco's products are available from multiple sources.

  Quality and reliability are emphasized in both the design and manufacture of the Company's equipment. All components and subassemblies are inspected for mechanical and electrical defects. Fully assembled products are thoroughly tested and inspected for conformity to specifications of both Aseco and the customer. Test handler products are tested at all temperatures and with all the IC device packages to be accommodated.

COMPETITION

  The test handler and wafer handling and inspection markets are highly competitive. Aseco competes with a large number of companies ranging from very small businesses to large companies, many of which have substantially greater financial, manufacturing, marketing and product development resources than the Company. Certain of these companies manufacture and sell both testers and test handlers. The Company's test handlers are compatible with all major testers, including those manufactured by companies which sell both testers and test handlers. The large companies in the overall surface mount IC device test handler market with which the Company competes include Advantest and Cohu. In general, the particular companies with which the Company competes vary with the Company's different markets, with no one company dominating the overall test handler market. The companies with which the Company competes most directly in the surface mount non-memory IC device test handler market are companies such as Multitest, JLSI, Aetrium and Micro Component Technology, Inc.

  The Company's competitors in the wafer handling and inspection market vary depending upon the type of equipment. The Company's major competitors, however, in this market are Irvine Optical, Kensington, PST, Cybeq, Leica, Nikon, Zeiss and JenOptic.

  The Company competes primarily on the basis of the speed, ease-of-use, accuracy and other performance characteristics of its products, the breadth of its product lines, the effectiveness of its sales and distribution channels and its customer service.

INTELLECTUAL PROPERTY RIGHTS

  Aseco attempts to protect the proprietary aspects of its products with patents, copyrights, trade secret laws and internal nondisclosure safeguards. The Company has several patents covering certain features of the S-200 and the contactor elements incorporated in certain of its other test handlers. In addition, the Company has patent applications pending with respect to the machine vision technology in the VT8000. The source code for all software contained in the Company's products is protected as a trade secret and as unpublished copyrighted work. In addition, the Company has entered into nondisclosure and assignment of invention agreements with each of its key employees. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as a trade secret.

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

EMPLOYEES

  As of March 29, 1998, Aseco had 202 regular employees and 15 contract employees including 78 in manufacturing, 67 in engineering and product development, 23 in general administration and finance, 44 in sales and marketing and 5 in customer service. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are adequate.

ITEM 2. PROPERTIES

  The Company's administrative, manufacturing and product development, and its principal sales, marketing and field service office is located in Marlboro, Massachusetts where the Company occupies approximately 61,000 square feet under a lease that expires in May 2000. The Company's wafer automation equipment manufacturing and product development reside in Plymouth, England where the Company occupies 21,000 square feet under a lease that expires in November 2002.

  The Company also leases and occupies approximately 2,900 square feet of space in Santa Clara, California under a lease that expires in fiscal 1998 and 213 square meters of space in Singapore under a lease that expires in September 2000. The Company uses these latter two locations for sales and field service support operations.

  The Company believes its facilities are adequate for all its reasonable foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended March 29, 1998.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the executive officers of the Company, their ages, present position and principal occupations held for at least the past five years.

    NAME                       AGE                     POSITION
    ----                       ---                     --------
 Carl S. Archer, Jr..........  60  Chief Executive Officer and Chairman of the
                                   Board
 Sebastian J. Sicari.........  46  President, Chief Operating Officer, Treasurer
 Mary R. Barletta............  37  Vice President, Chief Financial Officer
 Robert L. Murray............  46  Vice President, Worldwide Customer Support
 Robert E. Sandberg..........  40  Vice President, Sales
 Phillip J. Villari..........  48  Vice President, Engineering & Manufacturing
                                   Operations

  Mr. Archer has been Chief Executive Officer and a director of the Company since November 1987. Mr. Archer also served as President from November 1987 to June 1998.

  Mr. Sicari has been President & Chief Operating Officer of the Company since June 1998. Mr. Sicari served as Vice President, Finance and Administration and Chief Financial Officer of the Company from December 1985 until June 1998, served as Treasurer of the Company since July 1988 and has been a Director since 1993.

  Ms. Barletta has been Vice President, Chief Financial Officer of the Company since June 1998. Ms. Barletta served as Vice President, Corporate Controller from August 1997 to June 1998 and has served as Corporate Controller since 1993.

  Mr. Murray has been Vice President, Worldwide Customer Support since June 1998. Mr. Murray served as Director of Worldwide Customer Support from February 1997 until June 1998. From January 1992 to January 1997, Mr. Murray was Director of Worldwide Support at Optronics, a division of Intergraph, a manufacturer of laser image setters and scanners.

  Mr. Sandberg has been Vice President, Sales since June 1998. While working at Aseco, Mr. Sandberg served as Director of WED Worldwide Sales from April 1998 to June 1998, Director of Asian Operations from April 1997 to April 1998, Far East Sales Manager from April 1996 to April 1997 and Eastern Region Sales Manager from January 1994 to April 1996. Prior to January 1994, Mr. Sandberg was Marketing Manager at Symtek Systems, Inc., a manufacturer of automatic test handlers.

  Mr. Villari has been Vice President, Engineering & Manufacturing Operations since June 1998. Mr. Villari served as Vice President, Manufacturing Operations from April 1998 until June 1998. From July 1995 to March 1998, Mr. Villari was Director and General Manager, Semiconductor Business Unit, Electro Scientific Industries, Inc., a manufacturer of laser based equipment for circuit fine tuning, memory repair along with equipment for testing surface mount capacitors. From February 1993 to June 1995 Mr. Villari served as President and CEO of XRL, Inc. a manufacturer of laser based capital equipment.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Aseco Corporation's common stock is traded on the NASDAQ National Market under the symbol "ASEC." The table below sets forth the high and low sale prices of the common stock during the two most recent fiscal years:

                                                                       1998
                                                                   -------------
PERIOD                                                              HIGH   LOW
------                                                             ------ ------
First Quarter..................................................... $13.38 $ 8.63
Second Quarter....................................................  19.00  10.63
Third Quarter.....................................................  18.88   8.38
Fourth Quarter....................................................  11.38   7.25
                                                                       1997
                                                                   -------------
                                                                    HIGH   LOW
                                                                   ------ ------
First Quarter..................................................... $14.63 $ 9.50
Second Quarter....................................................  11.50   8.25
Third Quarter.....................................................  10.38   7.00
Fourth Quarter....................................................  11.88   9.50

  On May 30, 1998, the closing price of the Company's common stock was $4.937 per share. On such date there were 3,731,718 shares outstanding held of record by 94 persons. This number does not include stockholders for whom shares are held in a "nominee" or "street" name.

  The Company has not paid cash dividends on its common stock and does not intend to do so in the foreseeable future. The Company's bank line of credit prohibits the payment of cash dividends without the bank's consent.

ITEM 6. SELECTED FINANCIAL DATA

                                                 YEAR ENDED
                               -----------------------------------------------
                               MARCH 29, MARCH 30, MARCH 31, APRIL 2, APRIL 3,
                                 1998      1997      1996      1995     1994
                               --------- --------- --------- -------- --------
                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net sales.....................  $44,246   $34,320   $41,569  $29,192  $20,264
Income (loss) from
 operations...................   (8,411)    2,623     6,397    3,987    2,445
Net income (loss).............   (8,143)    2,288     4,406    3,088    1,980
Earnings (loss) per share,
 diluted......................    (2.20)      .62      1.17      .85      .55
BALANCE SHEET DATA
Total assets..................  $33,691   $36,640   $36,681  $29,267  $23,792
Long term capital lease
 obligations..................       25        29        42       53      --
Stockholders' equity..........   23,582    31,113    28,416   22,711   19,513

  Net loss for the year ended March 29, 1998 includes i) $1.8 million of charges resulting from valuation adjustments for inventory being carried in excess of normal replacement cost and the discontinuation of certain products,
ii) acquired in process research and development costs totaling $6.1 million, and the write down of goodwill and other intangible assets totaling $963,000, related to the Company's 1998 acquisition of WED, and iii) approximately $500,000 of expenses related to the layoff of 40 employees.

  The earnings per share amounts prior to fiscal 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". (See Notes to Consolidated Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- FISCAL 1998 VERSUS FISCAL 1997

  Net sales for fiscal 1998 increased 29% to $44.2 million from $34.3 million in fiscal 1997. The increase in net sales resulted from a 34% increase in units shipped during fiscal 1998 compared to fiscal 1997 offset in part by a decrease in average selling price of equipment resulting from large quantity order discounts earned by customers during fiscal 1998. Although unit sales increased in each of the first three quarters of fiscal 1998 from the previous quarter, unit sales declined 10% in the fourth quarter compared to the third quarter of fiscal 1998 as a result of a drop in the demand for semiconductors and semiconductor capital equipment experienced in the fourth quarter.

  International sales declined to 36% of net sales in fiscal 1998 compared to 52% of sales in the prior fiscal year. International sales, which represented approximately 46% of sales through the third quarter of fiscal 1998, decreased substantially to 20% of sales in the fourth quarter as orders from countries in the Far East slowed.

  As noted above, the Company began experiencing declining bookings and, as a result, lower net sales in the fourth quarter of fiscal 1998 as a result of adverse market conditions in the semiconductor industry. The Company expects that such market conditions will continue into the foreseeable future and as a result, will unfavorably impact bookings and net sales levels for some period of time. (See Liquidity and Capital Resources)

  Gross profit for fiscal 1998 was $17.5 million, or 40% of net sales, compared to $16.2 million, or 47% of net sales, in fiscal 1997. Fiscal 1998 gross profit was impacted by a special charge, recorded in the fourth quarter, of $1.8 million, or 4% of net sales, resulting from valuation adjustments for VT8000 inventory being carried in excess of normal replacement cost, and to a lesser extent, the discontinuation of certain product lines.

  Excluding the special charge, fiscal 1998 gross profit was $19.3 million, or 44% of net sales, a decrease of 3% from the prior fiscal year gross profit margin percentage. The decrease in gross margin percentage was a result of higher than normal discount rates earned by customers on larger quantity orders shipped during fiscal 1998, a shift in product mix away from older product lines with higher gross margins and manufacturing excess capacity experienced in the fourth quarter of fiscal 1998.

  Research and development costs increased approximately 30% to $6.8 million in fiscal 1998 from $5.2 million in fiscal 1997. Research and development costs were 15% of net sales in both fiscal years. The increase in such spending resulted from the addition of WED in the first quarter of fiscal 1998 (see Note L to the Consolidated Financial Statements), and the hiring of additional engineering personnel and procurement of prototype material for continuing development projects.

  Selling, general and administrative expenses increased 56% to $13.0 million in fiscal 1998 from $8.4 million in fiscal 1997. As a percentage of net sales, selling, general and administrative expenses increased to 29% of net sales in fiscal 1998 compared to 24% of net sales in fiscal 1997. Selling, general and administrative expenses were affected by a special charge of $1.5 million recorded in the fourth quarter of fiscal 1998. Components of the special charge were $963,000 related to the writedown of certain intangible assets associated with the acquisition of WED, as discussed below, and approximately $500,000 related to costs associated with the layoff of 40 employees. Excluding the special charge, selling, general and administrative expense for fiscal 1998 was $11.5 million or 26% of net sales. The balance of the increase in selling, general and administrative expenses was a result of the addition of WED in the first quarter of fiscal 1998, increased promotional and trade show costs related to the VT8000 introduction, increased costs of travel, an increase to the bad debt reserve to cover potential exposure in accounts receivable on Far East shipments and costs related to the establishment of a new sales and service office in Singapore.

  The Company's initial allocation of purchase price at the date of its acquisition of WED resulted in an estimate of acquired in-process research and development of $4.9 million, and developed technology, goodwill and other intangibles totaling $3.0 million. However, during 1998, the Company determined that certain acquired technology was not as developed as originally expected, and certain in-process technology would require more time to develop than originally anticipated. At the end of fiscal 1998, the Company completed the allocation of the purchase price and estimated the fair values of the acquired in-process research and development, developed technology, goodwill and other intangibles using estimated future discounted cash flows. The final allocation resulted in an additional in-process research and development charge of $1.2 million recorded in the fourth quarter, resulting in an aggregate year to date charge of $6.1 million. The acquired in-process research and development had not yet reached technological feasibility and had no alternative future use. The Company estimates that $1.2 million will be expensed over the next three years in connection with the completion of acquired research and development. Since WED incurred operating losses in fiscal 1998 which were not originally anticipated, the year end assessments for developed technology and related goodwill indicated that the amounts originally recorded for these assets would not be recovered and thus were impaired. Therefore, these assets were written down to their estimated fair values, resulting in a separate fourth quarter charge of $963,000, which is included in selling, general and administrative expenses in the accompanying statement of operations.

  As a result of the above, the Company generated an operating loss of $8.4 million for fiscal 1998 (including $9.4 million of fiscal 1998 special charges) compared to operating income of $2.6 million for fiscal 1997.

  Other income, net consists principally of interest income earned on cash and cash equivalents which decreased in fiscal 1998 because of the lower average cash balance maintained during the year after the acquisition of WED.

  The Company recorded a tax benefit of $139,000 in fiscal 1998 compared to a tax provision of $1.0 million in fiscal 1997. The Company's tax rate was affected by the inability to offset losses incurred by WED against income earned in the United States and the write-off of acquired in process research and development and goodwill associated with the acquisition of WED, both of which are not deductible for tax purposes. Furthermore, the Company recorded a valuation allowance principally representing net operating loss carryforwards and other deferred tax assets at WED which the Company does not deem the realization of these assets to be more likely than not. The effective tax rate for fiscal 1997 was 30%.

  Net loss for fiscal 1998 was $8.1 million, or $2.20 per diluted share, compared to net income for fiscal 1997 of $2.3 million, or $.62 per diluted share.

RESULTS OF OPERATIONS -- FISCAL 1997 VERSUS FISCAL 1996

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash position at the end of fiscal 1998 was $4.4 million compared to $14.1 million at the end of fiscal 1997. Additionally, the Company had an unsecured line of credit with a bank in the amount of $5.0 million against which there were no borrowings at the end of fiscal 1998.

  The Company's largest single use of cash during the year was for the purchase of its wafer automation equipment subsidiary, WED, for approximately $6.1 million in the first quarter of fiscal 1998. (See Note L to the Consolidated Financial Statements.)

  The Company used approximately $1.4 million in cash for operating activities during fiscal 1998. The primary working capital factors affecting cash from operations were inventory levels, accounts receivable, and accounts payable and accrued expenses. During fiscal 1998, inventory levels increased by approximately $4.6 million, offset by a fourth quarter fiscal 1998 special charge of $1.8 million related to lower of cost or market issues with VT8000 inventory and the discontinuation of certain products. The increase in inventory resulted from the addition of WED in the first quarter of fiscal 1998, the receipt of inventory for the initial quantity build of the VT8000 and an increase in finished units built in anticipation of receipt of machine orders in the fourth quarter of fiscal 1998 which did not book. Accounts receivable were relatively comparable with the prior year despite the 29% increase in net sales in fiscal 1998 versus fiscal 1997, driving days sales in accounts receivable down to 75 days at the end of fiscal 1998 compared to 97 at the end of fiscal 1997. Accounts payable and accrued expenses increased during the fiscal year as a result of the increase in business volume in fiscal 1998 and, to a lesser extent, the first quarter addition of WED.

  The Company used approximately $2.1 million in cash during fiscal 1998 to fund the acquisition of capital equipment which included a new enterprise-wide management information system and additions of equipment used in the manufacturing and engineering areas and internal software development costs.

  The Company generated cash from financing activities in fiscal 1998 of approximately $450,000 from employee stock purchases under the Company's employee stock option and stock purchase plans and used approximately $477,000 to pay down a line of credit which the Company assumed with the purchase of WED.

  The Company expects to continue to experience a slowdown in the volume of business due to adverse market conditions in the semiconductor industry. However, the Company intends to reduce further its expenses to a level consistent with its projected lower net sales. Although the Company anticipates that it will incur losses in future quarters which will negatively impact its liquidity position, the Company believes that funds generated from operations, existing cash balances and available borrowing capacity will be sufficient to meet the Company's cash requirements at least through the end of fiscal 1999.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In July 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS 130) "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this standard, certain revenues, expenses, gains and losses recognized during the period are included in comprehensive income, regardless of whether they are considered to be results of operations of the period. SFAS 130, which becomes effective for the Company in the first quarter of fiscal 1999, is not expected to have a material impact on the consolidated financial statements of the Company. Presently, the only additional item to be included in comprehensive income is the Company's cumulative translation adjustment.

  In June 1997, the Financial Accounting Standards Board issued Statement No. 131 (SFAS 131) "Disclosures About Segments of an Enterprise and Related Information" which establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement becomes effective for the Company in the first quarter of fiscal 1999. The Company is in the process of assessing the impact of SFAS 131 on its footnote disclosures.

YEAR 2000 COMPLIANCE

  Historically certain computer programs have been written using two digits rather than four to define the applicable year, which could result in a computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem".

  The Company is in the process of implementing a new enterprise-wide management information system that the vendor has represented is Year 2000 compliant. In addition, the Company has completed an initial assessment of other software used by the Company for Year 2000 compliance. The Company also reviews each of its new hardware and software purchases to ensure that they are Year 2000 compliant. Based on the foregoing, the Company believes that the computer systems used by it are Year 2000 compliant or will become Year 2000 compliant without materially and adversely affecting the Company's financial position or results of operations. However, there can be no assurance that the Company will not be materially and adversely affected by the failure of its significant vendors or customers to successfully and timely achieve Year 2000 compliance with respect to their own computer systems.

  The impact of inflation on the Company's business during the past three fiscal years has not been significant.

 Cautionary Statement for Purposes of "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

  This Annual Report on Form 10K contains forward-looking statements relating to future events or the future financial performance of the Company, including but not limited to statements contained in Item 1

--"BUSINESS," Item 2--"PROPERTIES" and Item 7--"MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". Readers are cautioned that such statements, which maybe identified by words including "anticipates," "believes," "intends," "estimates," "plans," and other similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties, over which the Company has little or no control. In evaluating such statements, readers should consider the various factors identified below which could cause actual events, performance or results to differ materially from those indicated by such statements.

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

  Integration of WED--In May 1997 the Company acquired WED, a maker of integrated circuit wafer handling and inspection systems. The process of integrating WED's business into the Company has and may continue to result in ongoing and extraordinary operating difficulties and expenditures, has and may continue to absorb significant management attention that would otherwise be available for ongoing development of the Company's business and has and may continue to result in charges to operating results. In addition, there are certain risks inherent in the fact that prior to the acquisition of WED, the Company had limited direct experience with the market for integrated circuit wafer handling and inspection systems.

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

  New Product Introductions--The Company's success depends in part on its continued ability to develop and market new products. There can be no assurance that the Company will be able to develop and introduce new products including, in particular, continued iterations of its newest belt-conveyance test handler, in a timely manner or that such products, if developed, will achieve market acceptance. Additionally there can be no assurance that the Company will be able to manufacture such products at profitable levels or in sufficient quantities to meet customer requirements. The inability of the Company to do any of the foregoing could have a material adverse effect on the Company's operating results.

  International Operations--In fiscal 1998, 36% of the Company's net sales were derived from customers in international markets. The Company is therefore subject to certain risks common to many export activities, such as governmental regulations, export license requirements, air transportation disruptions, freight rates and the risk of imposition of tariffs and other trade barriers. A portion of the Company's international sales are invoiced in foreign currencies and, accordingly, are subject to fluctuating currency exchange rates. As such there can be no assurance that the Company will be able to protect its position by hedging its exposure to currency exchange rate fluctuations.

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

  Customer Concentrations--Although the Company has a growing customer base, from time to time, an individual customer may account for 10% or more of the Company's quarterly or annual net sales. During the year ended March 29, 1998, two customers accounted for 23% and 16% of net sales, respectively. The Company expects that such customer concentration of net sales will continue to occur from time to time as customers place large quantity orders with the Company. As a result, the loss of, or significant reduction in purchases by, any such customer could have an adverse effect on the Company's annual or quarterly financial results.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

                                                                            PAGE
                                                                            ----
Report of Independent Auditors.............................................  20
Consolidated Balance Sheets as of March 29, 1998 and
 March 30, 1997............................................................  21
Consolidated Statements of Operations for the years
 ended March 29, 1998, March 30, 1997, and March 31, 1996..................  22
Consolidated Statements of Changes in Stockholders'
 Equity for the years ended March 29, 1998,
 March 30, 1997, and March 31, 1996........................................  23
Consolidated Statements of Cash Flows for the years
 Ended March 29, 1998, March 30, 1997, and March 31, 1996..................  24
Notes to Consolidated Financial Statements.................................  25
Supplementary Quarterly Financial Data (unaudited).........................  34

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Aseco Corporation

  We have audited the accompanying consolidated balance sheets of Aseco Corporation as of March 29, 1998 and March 30, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended March 29, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aseco Corporation at March 29, 1998 and March 30, 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 29, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Boston, Massachusetts
May 8, 1998

                               ASECO CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            MARCH 29, MARCH 30,
                                                              1998      1997
                                                            --------- ---------
                          ASSETS
Current assets
  Cash and cash equivalents................................  $ 4,431   $14,082
  Accounts receivable, less allowance for doubtful accounts
   of $781 in 1998 and $407 in 1997........................    9,140     9,153
  Inventories, net.........................................   11,875     9,238
  Prepaid expenses.........................................      533       273
  Deferred taxes...........................................    1,603     1,003
  Other current assets.....................................      625       138
                                                             -------   -------
    Total current assets...................................   28,207    33,887
Plant and equipment, less accumulated depreciation and
 amortization..............................................    4,041     2,227
Other assets, net..........................................    1,443       526
                                                             -------   -------
                                                             $33,691   $36,640
                                                             =======   =======
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable.........................................  $ 4,591   $ 2,091
  Accrued expenses.........................................    4,886     2,608
  Income taxes payable.....................................      --        321
  Current portion of capital lease obligations.............       13        13
                                                             -------   -------
    Total current liabilities..............................    9,490     5,033
Deferred taxes payable.....................................      594       465
Long-term capital lease obligations........................       25        29
Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued and outstanding.................      --        --
  Common stock, $.01 par value: 15,000,000 shares
   authorized, 3,731,718 and 3,664,519 shares issued and
   outstanding in 1998 and 1997, respectively..............       38        37
Additional paid in capital.................................   18,203    17,642
Retained earnings..........................................    5,291    13,434
Foreign currency translation adjustment....................       50       --
                                                             -------   -------
    Total stockholders' equity.............................   23,582    31,113
                                                             -------   -------
                                                             $33,691   $36,640
                                                             =======   =======

                See notes to consolidated financial statements.

                               ASECO CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                       YEAR ENDED
                                            ----------------------------------
                                            MARCH 29,   MARCH 30,   MARCH 31,
                                               1998        1997        1996
                                            ----------  ----------  ----------
Net sales.................................  $   44,246  $   34,320  $   41,569
Cost of sales.............................      26,761      18,113      21,174
                                            ----------  ----------  ----------
  Gross profit............................      17,485      16,207      20,395
  Research and development costs..........       6,773       5,227       4,748
  Selling, general and administrative
   expenses...............................      13,023       8,357       9,250
  Acquired in process research and
   development costs......................       6,100         --          --
                                            ----------  ----------  ----------
  Income (loss) from operations...........      (8,411)      2,623       6,397
Other income (expense):
  Interest income.........................         309         664         560
  Interest expense........................        (119)         (7)        (14)
  Other, net..............................         (61)         11           3
                                            ----------  ----------  ----------
                                                   129         668         549
                                            ----------  ----------  ----------
Income (loss) before income taxes.........      (8,282)      3,291       6,946
Income tax expense (benefit)..............        (139)      1,003       2,540
                                            ----------  ----------  ----------
Net income(loss)..........................  $   (8,143) $    2,288  $    4,406
                                            ==========  ==========  ==========
Earnings (loss) per share, basic..........  $    (2.20) $      .63  $     1.24
                                            ==========  ==========  ==========
Shares used to compute earnings (loss) per
 share, basic.............................   3,695,000   3,640,000   3,542,000
Earnings (loss) per share, diluted........  $    (2.20) $      .62  $     1.17
                                            ==========  ==========  ==========
Shares used to compute earnings (loss) per
 share, diluted...........................   3,695,000   3,717,000   3,776,000

                See notes to consolidated financial statements.

                               ASECO CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                           COMMON STOCK                         FOREIGN
                          --------------- ADDITIONAL           CURRENCY
                                     PAR   PAID-IN   RETAINED TRANSLATION
                           SHARES   VALUE  CAPITAL   EARNINGS ADJUSTMENT   TOTAL
                          --------- ----- ---------- -------- ----------- -------
BALANCE AT APRIL 2,
 1995...................  3,437,380  $34   $15,937    $6,740     $--      $22,711
Issuance of shares under
 stock plans............    174,121    2       634       --       --          636
Tax benefit from
 exercise of stock
 options................        --   --        663       --       --          663
Net income..............        --   --        --      4,406      --        4,406
                          ---------  ---   -------    ------     ----     -------
BALANCE AT MARCH 31,
 1996...................  3,611,501   36    17,234    11,146      --       28,416
Issuance of shares under
 stock plans............     53,018    1       344       --       --          345
Tax benefit from
 exercise of stock
 options................        --   --         64       --       --           64
Net income..............        --   --        --      2,288      --        2,288
                          ---------  ---   -------    ------     ----     -------
BALANCE AT MARCH 30,
 1997...................  3,664,519   37    17,642    13,434      --       31,113
Issuance of shares under
 stock plans............     67,199    1       449       --       --          450
Tax benefit from
 exercise of stock
 options................        --   --        112       --       --          112
Net loss................        --   --        --     (8,143)     --       (8,143)
Foreign currency
 translation
 adjustment.............        --   --        --        --        50          50
                          ---------  ---   -------    ------     ----     -------
BALANCE AT MARCH 29,
 1998...................  3,731,718  $38   $18,203    $5,291     $ 50     $23,582
                          =========  ===   =======    ======     ====     =======


                See notes to consolidated financial statements.

                               ASECO CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           YEAR ENDED
                                                  -----------------------------
                                                  MARCH 29, MARCH 30, MARCH 31,
                                                    1998      1997      1996
                                                  --------- --------- ---------
Operating activities:
  Net income (loss).............................   $(8,143)  $ 2,288   $ 4,406
Adjustments to reconcile net income (loss) to
 net cash (used in) provided by operating activ-
 ities:
    Depreciation................................     1,238       776       558
    Amortization................................       484       166       221
    Deferred taxes..............................      (471)     (310)        4
    Lower of cost or market and other inventory
     adjustments................................     1,777       --        --
    Acquired in process research and development
     costs and write down of goodwill and other
     intangibles................................     7,063       --        --
Changes in assets and liabilities:
  Accounts receivable...........................       639     3,193    (3,371)
  Inventories, net..............................    (4,595)   (2,179)      626
  Prepaid expenses..............................       (33)      (61)       36
  Accounts payable and accrued expenses.........     1,296    (2,665)    1,808
  Income taxes payable..........................      (184)      (91)      544
  Other current assets..........................      (469)      (84)      171
  Other assets, net.............................       --          9       --
                                                   -------   -------   -------
      Total adjustments.........................     6,745    (1,246)      597
                                                   -------   -------   -------
      Cash (used in) provided by operating
       activities...............................    (1,398)    1,042     5,003
Investing activities:
  Acquisition, net of cash acquired.............    (6,079)      --        --
  Acquisition of machinery and equipment........    (1,768)     (992)     (728)
  Proceeds from sale of machinery and
   equipment....................................        17       --        --
  Increase in software development costs........      (383)     (243)     (117)
                                                   -------   -------   -------
      Cash used in investing activities.........    (8,213)   (1,235)     (845)
Financing activities:
  Loan to officer...............................       --       (140)      --
  Net proceeds from issuance of common stock....       450       345       636
  Reduction of borrowings of working line of
   capital......................................      (477)      --        --
  Reductions of capital lease obligations.......       (15)      (13)      (12)
                                                   -------   -------   -------
      Cash (used in) provided by financing
       activities...............................       (42)      192       624
                                                   -------   -------   -------
      Effect of exchange rate changes...........         2       --        --
      Net increase (decrease) in cash and cash
       equivalents..............................    (9,651)       (1)    4,782
Cash and cash equivalents at the beginning of
 the year.......................................    14,082    14,083     9,301
                                                   -------   -------   -------
Cash and cash equivalents at the end of the
 year...........................................   $ 4,431   $14,082   $14,083
                                                   =======   =======   =======

                 See notes to consolidated financial statements

                               ASECO CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (ALL TABULAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE A--NATURE OF BUSINESS

  Aseco Corporation (the "Company") designs, manufactures and markets test handlers used to automate the testing of surface mount integrated circuits, integrated circuit lead inspection equipment and wafer handling and wafer inspection equipment. The Company markets its products principally in North America, the Asia Pacific region and Western Europe and sells its products principally to integrated circuit manufacturers.

NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated.

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

  The Company invests its excess cash in high quality commercial paper ($0 at March 29, 1998 and $7,213,000 at March 30, 1997) and money market funds ($885,000 at March 29, 1998 and $1,943,000 at March 30, 1997), all of which are cash equivalents as of fiscal year end. Management determines the appropriate classification of these investments at the time of purchase as either held-to-maturity, available-for-sale or trading and re-evaluates such designation at each balance sheet date. Given the short-term nature of the Company's investments at March 29, 1998 and their availability for use in the Company's current operations, these amounts are considered to be available-for-sale. Available-for-sale securities are carried at fair market value and unrealized gains or losses are reported as a separate component of stockholders' equity. At March 29, 1998 and March 30, 1997, the cost of the Company's investments in cash equivalents approximated their fair market value.

  Inventories: Inventories are stated at the lower of cost or market, using the first-in, first-out method to determine cost.

  Plant and Equipment: Plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the applicable assets which are generally three to seven years. Leasehold improvements and equipment under capital leases are being amortized over the lives of the leases.

  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective as of the beginning of fiscal 1997. This adoption had no material affect on the Company's financial statements.

  Intangible Assets and Goodwill: The Company has certain intangible assets including software development costs, developed technology and goodwill. The Company amortizes these assets over their estimated useful lives as follows:

      Software development costs.......................................  3 years
      Developed technology, goodwill and others........................ 15 years

                               ASECO CORPORATION

  Accumulated amortization associated with these assets was $1,604,000 and $151,000 at March 29, 1998 and March 30, 1997, respectively. In determining the value of impaired goodwill, the Company has adopted the use of estimated future discounted cash flows as the method for estimating the related write-down.

  Warranty Costs: Estimated warranty costs are accrued upon shipment of product.

  Revenue Recognition: Revenue is recognized generally upon shipment of product, and when special contractual criteria apply, upon acceptance.

  Earnings Per Share: In the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS
128) which replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS 128 requirements. The effect of dilutive stock options on the total shares used to compute diluted earnings per share was 77,000 in fiscal 1998 and 234,000 in fiscal 1997.

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

  Recent Accounting Pronouncements: In July 1997, the Financial Accounting Standards Board issued Statement No. 130 (SFAS 130) "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this standard, certain revenues, expenses, gains and losses recognized during the period are included in comprehensive income, regardless of whether they are considered to be results of operations of the period. SFAS 130, which becomes effective for the Company in the first quarter of fiscal 1999, is not expected to have a material impact on the consolidated financial statements of the Company. Presently, the only additional item to be included in comprehensive income is the Company's cumulative translation adjustment.

  In June 1997, the Financial Accounting Standards Board issued Statement No. 131 (SFAS 131) "Disclosures About Segments of an Enterprise and Related Information" which establishes standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement becomes effective for the Company in the first quarter of fiscal 1999. The Company is in the process of assessing the impact of SFAS 131 on its footnote disclosures.

NOTE C--INVENTORIES, NET

  Net inventories consisted of the following:

                                                             MARCH 29, MARCH 30,
                                                               1998      1997
                                                             --------- ---------
   Raw materials............................................  $ 5,612   $4,996
   Work in process..........................................    4,712    1,612
   Finished goods...........................................    1,551    2,630
                                                              -------   ------
                                                              $11,875   $9,238
                                                              =======   ======

                               ASECO CORPORATION

NOTE D--PLANT AND EQUIPMENT

  Plant and equipment consisted of the following:

                                                             MARCH 29, MARCH 30,
                                                               1998      1997
                                                             --------- ---------
   Machinery and equipment..................................  $4,365    $2,289
   Office furniture and equipment...........................   3,602     2,203
   Property under capital lease.............................     578       578
   Leasehold improvements...................................     251       109
                                                              ------    ------
                                                               8,796     5,179
   Less accumulated depreciation and amortization...........   4,755     2,952
                                                              ------    ------
                                                              $4,041    $2,227
                                                              ======    ======

  During the year ended March 29, 1998, the Company transferred approximately $790,000 of equipment from inventory to fixed assets for use as manufacturing test equipment.

NOTE E--INDEBTEDNESS

  The Company has a revolving credit facility with a bank which expires on September 1, 1998. Under the facility, the Company may borrow up to $5,000,000 on an unsecured basis, conditioned upon meeting certain financial covenants, including maintaining specified levels of quarterly and annual earnings, tangible net worth and restrictions on dividend payments. Borrowings bear interest at the bank's prime rate which was 8.5% at March 29, 1998. There were no borrowings outstanding at March 29, 1998 and March 30, 1997.

  Cash payments of interest were approximately $119,000, $7,000, and $14,000 for the years ended March 29, 1998, March 30, 1997, and March 31, 1996 respectively.

NOTE F--LEASES

  The Company leases a building in Marlboro, Massachusetts for its corporate and test handler manufacturing activities. The Company also leases facilities in Plymouth, England for its wafer handling and inspection manufacturing activities and sales offices in Santa Clara, California and Singapore.

  The operating lease for the Massachusetts facility expires in the year 2000, subject to the Company's option to extend the term for an additional three-year period. Rent expense for this lease is approximately $350,000 per year. In addition, the lease is subject to escalation for increases in operating expenses and real estate taxes. The operating lease for the Company's facility in Plymouth, England expires in November 2002, subject to the Company's option to extend the term through 2012. Rent expense for the lease is approximately $109,000 per year through December 1999 and $150,000 per year through December 2002.

  The Company also leases equipment under capital and non-cancelable operating leases expiring through the year 2001.

  The following is a schedule of required minimum lease payments under capital and operating leases at March 29, 1998:

                                                               CAPITAL OPERATING
                                                               LEASES   LEASES
                                                               ------- ---------
   1999.......................................................   $27    $  569
   2000.......................................................    13       583
   2001.......................................................   --        210
   2002.......................................................   --        152
   2003.......................................................   --        101
                                                                 ---    ------
   Total minimum lease payments...............................    40    $1,615
                                                                        ======
   Less amounts representing interest.........................    (2)
                                                                 ---
   Present value of minimum lease payments....................   $38
                                                                 ===

                               ASECO CORPORATION

  Total rent expense for the years ended March 29, 1998, March 30, 1997, and March 31, 1996 was approximately $510,000, $372,000, and $450,000, respectively.

NOTE G--STOCKHOLDERS' EQUITY

  The Board of Directors may, at its discretion, designate one or more series of preferred stock and establish the voting, dividend, liquidation, and other rights and preferences of the shares of each series, and provide for the issuance of shares of any series. At March 29, 1998, no shares of preferred stock were outstanding.

NOTE H--STOCK PLANS AND EMPLOYEE BENEFITS

  Omnibus Stock Plan: The Company's 1993 Omnibus Stock Plan (the "Omnibus Plan") is administered by the Compensation Committee of the Board of Directors and provides for the issuance of up to 1,230,000 shares of common stock pursuant to the exercise of options or in connection with awards or direct purchases of stock. Options granted under the Omnibus Plan may be either incentive stock options or non-qualified stock options. Incentive stock options may only be granted under the Omnibus Plan to employees and officers of the Company. Non-qualified stock options may be granted to, awards of stock may be made to, and direct purchases of stock may be made by, employees, officers, consultants or directors of the Company. The terms of the awards or grants, including the number of shares, the duration and rate of exercise of each option, the option price per share, and the determination of any restrictions to be placed on the grants or awards, are determined by the Compensation Committee of the Board of Directors.

  Non-Employee Director Stock Option Plan: The Company's 1993 Non-Employee Director Stock Option Plan (the "Director Plan") provides for the grant of non-qualified stock options to non-employee directors of the Company for the purchase of up to an aggregate of 165,000 shares of common stock. Under the Director Plan, each non-employee director is entitled to receive, when first elected to serve as a director, an option to purchase 15,000 shares. In addition, each non-employee director is entitled to receive on April 30 of each year an option to purchase 2,500 shares. The exercise price of the options is equal to the fair market value of the underlying common stock on the date of grant. Options granted under the plan may only be exercised with respect to vested shares. One-half of the shares subject to such options vest on the first anniversary of the date of the grant and the balance vest on the second anniversary of the grant.

  The following is a summary of activity with respect to the Company's stock option plans:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                              OPTIONS   EXERCISE
                                                              --------  --------
   Outstanding at April 2, 1995..............................  442,900   $ 4.59
     Granted.................................................  477,000    17.76
     Exercised............................................... (157,400)    3.04
     Canceled................................................  (18,000)    7.17
                                                              --------   ------
   Outstanding at March 31, 1996.............................  744,500    13.30
     Granted.................................................  458,000    10.37
     Exercised...............................................  (33,400)    5.67
     Canceled................................................ (449,000)   17.72
                                                              --------   ------
   Outstanding at March 30, 1997.............................  720,100     8.91
     Granted.................................................  317,500     9.92
     Exercised...............................................  (38,600)    6.16
     Canceled................................................ (130,200)   10.11
                                                              --------   ------
   Outstanding at March 29, 1998.............................  868,800   $ 9.33
                                                              ========   ======

                               ASECO CORPORATION

  As of March 29, 1998, March 30, 1997, and March 31, 1996, there were outstanding options exercisable for approximately 538,000, 430,000, and 393,000, respectively. As of March 29, 1998, shares available for future grant were 94,000 shares in the Director Plan and 305,700 shares in the Omnibus Plan.

  The range of exercises prices for options outstanding at March 29, 1998 was $.29--$18.69. The range of exercise prices is wide due to the inclusion of options granted at a lower fair market value in years preceding the Company's initial public offering in March 1993.

  In fiscal 1997, 391,000 options outstanding under the Company's 1993 Omnibus Stock Plan having an exercise price of $18.69 per share were cancelled and 290,250 new shares were issued at a price of $10.38 per share representing the fair value on the date of issuance. All other terms of these options, including the vesting period associated with each option remained the same.

  The following table summarizes information about options outstanding at March 29, 1998:

                                                                      WEIGHTED
                                       WEIGHTED             WEIGHTED   AVERAGE
   RANGE OF                  OPTIONS   AVERAGE    OPTIONS   AVERAGE  CONTRACTUAL
 XERCISE PRICESE           OUTSTANDING  PRICE   EXERCISABLE  PRICE      LIFE
---------------            ----------- -------- ----------- -------- -----------
 $  .29-$  .48............     1,000    $  .38      1,000    $  .38    2 Years
 $ 5.38-$ 9.94............   498,200    $ 8.12    275,000    $ 6.75    6 Years
 $10.38-$18.69............   369,600    $10.98    262,000    $10.96    8 Years
                             -------              -------
                             868,800              538,000

  Employee Stock Purchase Plan: The Company's Employee Stock Purchase Plan (the "Purchase Plan") is administered by the Board of Directors or by its designee (the "Administrator") and entitles employees of the Company to purchase shares of the Company's common stock through payroll deductions over offering periods specified by the Administrator. Shares may be purchased at a price equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering period, or 85% of the fair market value of the common stock on the last day of the offering period. A total of 100,000 shares have been reserved for issuance under the Purchase Plan. During fiscal 1998 and 1997, a total of approximately 28,600 and 19,600 shares of common stock, respectively, were issued under this plan. Shares available for future grant were approximately 18,000 shares.

  Disclosure of pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock plans under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 1998, 1997 and 1996, respectively: risk-free interest rates of 6.28%, 4.73% and 5.97%; dividend yields of 0% in all years; volatility factors of the expected market price of the Company's common stock of .475,
 .485 and .520; and a weighted-average expected life of the options of 4, 3 and 5 years.

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

                               ASECO CORPORATION

  The weighted average grant date fair value of options granted during fiscal 1998, 1997 and 1996 was $4.34, $4.12 and $9.21, respectively. The weighted average grant date fair value of options associated with the Company's Employee Stock Purchase Plan for fiscal 1998, 1997 and 1996 was $1.17, $1.47 and $2.42, respectively.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                             MARCH 29, MARCH 30,
                                                               1998      1997
                                                             --------- ---------
   Pro forma net income (loss)..............................  $(9,165)  $1,633
   Pro forma earnings (loss) per share......................  $ (2.48)  $  .44

  Savings Plan: Under the Company's Savings Plan (the "401(k) Plan"), eligible employees are permitted to make pre-tax contributions up to 15% of their salary, subject to certain limitations imposed by Section 401(k) of the Internal Revenue Code. In addition, employees may contribute up to 10% of their salary to the 401(k) Plan on an after tax basis. The Company may, but is not required to, contribute for the benefit of the employees of the Company an amount determined each year by the Company. For the years ended March 29, 1998, March 30, 1997, and March 31, 1996, the Company contributed approximately $131,000, $110,000, and $80,000, respectively to the 401(k) Plan.

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

  The rights are not exercisable and cannot be transferred separately from the common stock until ten days after a person acquires or obtains the right to acquire 15% or more or makes a tender offer for 30% or more of the Company's common stock. Upon exercise, each right will entitle the holder to purchase, in lieu of preferred stock, at the right exercise price, common stock having a value of two times the exercise price of the right. In addition, if the Company is either (i) acquired in a merger or other business combination in which the Company is not the surviving entity, or (ii) sells or transfers 50% or more of its assets or earning power to another party, each right will entitle its holder to purchase, upon exercise, common stock of the acquiring Company having a value equal to two times the exercise price of the right.

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

                               ASECO CORPORATION

NOTE I--INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 29, 1998 and March 30, 1997 are as follows:

   1998                                            TOTAL   CURRENT  NON-CURRENT
   ----                                            ------  -------  -----------
   Deferred tax liabilities:
     Tax over book depreciation................... $ (398)             $(398)
     Capitalized software.........................   (196)              (196)
     Capital vs. operating lease..................    (78) $  (78)
     Other........................................    (32)    (32)
                                                   ------  ------      -----
   Total deferred tax liabilities.................   (704)   (110)      (594)
   Deferred tax assets:
     Asset valuation allowances...................  1,384   1,384
     Product warranty.............................    152     152
     Net operating loss carryforwards.............    571                571
     Other........................................    368     291         77
                                                   ------  ------      -----
   Total deferred tax assets......................  2,475   1,827        648
   Valuation allowance for deferred tax assets....   (762)   (114)      (648)
                                                   ------  ------      -----
   Net deferred tax assets........................  1,713   1,713        --
                                                   ------  ------      -----
   Net deferred tax assets (liabilities).......... $1,009  $1,603      $(594)
                                                   ======  ======      =====
   1997                                            TOTAL   CURRENT  NON-CURRENT
   ----                                            ------  -------  -----------
   Deferred tax liabilities:
     Tax over book depreciation................... $ (308)             $(308)
     Capitalized software.........................   (157)              (157)
     Capital vs. operating lease..................    (98) $  (98)
     Other........................................    (35)    (35)
                                                   ------  ------      -----
   Total deferred tax liabilities.................   (598)   (133)      (465)
   Deferred tax assets:
     Asset valuation allowances...................  1,013   1,013
     Product warranty.............................     62      62
     Other........................................     61      61
                                                   ------  ------
   Total deferred tax assets......................  1,136   1,136
                                                   ------  ------      -----
   Net deferred tax assets (liabilities).......... $  538  $1,003      $(465)
                                                   ======  ======      =====

  Significant components of the provision (benefit) for income taxes are as follows:

                                                            YEAR ENDED
                                                   -----------------------------
                                                   MARCH 29, MARCH 30, MARCH 31,
                                                     1998      1997      1996
                                                   --------- --------- ---------
   Current federal tax............................   $ 318    $1,211    $2,106
   Current state tax..............................      14       102       438
   Deferred federal tax...........................    (451)     (258)       (3)
   Deferred state tax.............................     (20)      (52)       (1)
                                                     -----    ------    ------
                                                     $(139)   $1,003    $2,540
                                                     =====    ======    ======

                               ASECO CORPORATION

  The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

                                                          YEAR ENDED
                                                 -----------------------------
                                                 MARCH 29, MARCH 30, MARCH 31,
                                                   1998      1997      1996
                                                 --------- --------- ---------
   Tax at U.S. statutory rates..................  (34.0%)    34.0%     34.0%
   State income taxes, net of federal benefit...     --       3.1       4.6
   Foreign sales corporation....................   (1.6%)    (3.7)     (2.7)
   Tax credits..................................    (.8%)    (4.9)     (1.1)
   Acquired in-process research and
    development.................................   25.0%      --        --
   Non deductible goodwill and other
    intangibles.................................    4.6%      --        --
   Unbenefitted foreign net operating losses....    4.8%      --        --
   Other, net...................................     .3%      2.0       1.8
                                                  ------     ----      ----
                                                   (1.7%)    30.5%     36.6%
                                                  ======     ====      ====

  During the year ended March 29, 1998 the Company recorded a tax benefit of approximately $112,000 related to the exercise of non-qualified stock options which amounts have been credited to additional paid-in capital.

  The Company has foreign net operating losses of $2,700,000 which will continue indefinitely. Of these carryforwards, $1,550,000 resulted from the acquisition of WED, which have been reserved for as part of the valuation allowance. When realized, the tax benefit for these items will be applied to reduce goodwill and other intangibles related to the acquisition.

  Income taxes paid in the years ended March 29, 1998, March 30, 1997, and March 31, 1996, were $827,000, $1,404,000, and $2,010,000, respectively.

NOTE J--ACCRUED EXPENSES

  Accrued expenses consist of the following:

                                                             MARCH 29, MARCH 30,
                                                               1998      1997
                                                             --------- ---------
   Accrued commissions......................................  $1,199    $1,467
   Accrued compensation and benefits........................   1,215       595
   Accrued warranty.........................................     823       --
   Other....................................................   1,649       546
                                                              ------    ------
                                                              $4,886    $2,608
                                                              ======    ======

  During 1998 the Company accrued approximately $500,000 related to costs associated with the layoff of 40 employees, which are included in selling, general and administrative expense in the accompanying Statement of Operations.

                               ASECO CORPORATION

NOTE K--SEGMENT, GEOGRAPHIC, CUSTOMER INFORMATION AND CONCENTRATION OF CREDIT
RISK

  The Company operates in one industry segment and in two major geographic areas. Information on the Company's industry segments and geographic operations is set forth in the table below.

   MARCH 29, 1998                   NET SALES OPERATING LOSS IDENTIFIABLE ASSETS
   --------------                   --------- -------------- -------------------
   Domestic Operations.............  $41,855     $  (202)          $29,461
   European Operations.............    2,391      (8,209)            4,230
                                     -------     -------           -------
     Total.........................  $44,246     $(8,411)          $33,691
                                     =======     =======           =======

  Prior to fiscal 1998 the Company operated in one geographic area.

  Export sales from the United States were approximately as follows:

                                                            YEAR ENDED
                                                   -----------------------------
                                                   MARCH 29, MARCH 30, MARCH 31,
                                                     1998      1997      1996
                                                   --------- --------- ---------
   Pacific Rim....................................  $13,094   $14,785   $12,845
   Europe.........................................    2,697     2,512     3,567
   Other..........................................      308       528       984
                                                    -------   -------   -------
                                                    $16,099   $17,825   $17,396
                                                    =======   =======   =======

  The Company sells its products principally to integrated circuit manufacturers. The Company performs periodic credit evaluations of its customers' financial condition, and historically, credit losses have been small. The Company's accounts receivable included balances owed by two customers which represented 16% and 26% of total trade accounts receivable as of March 29, 1998, and two customers which represented 11% and 18% of total trade accounts receivable as of March 30, 1997.

  Two customers accounted for 23% and 16% of net sales for the year ended March 29, 1998. One customer accounted for 17% of net sales for the year ended March 30, 1997. One customer accounted for 12% of net sales for the year ended March 31, 1996.

NOTE L--ACQUISITION AND WRITEDOWN OF GOODWILL AND RELATED INTANGIBLES

  On May 23, 1997, the Company acquired 100% of the outstanding stock of Western Equipment Developments (Holdings) Ltd. ("WED"), located in Plymouth, England, for approximately $6,100,000 in cash. WED designs, manufacturers and markets integrated circuit wafer handling robot and inspection systems used to load, sort, transport and inspect wafers during the semiconductor manufacturing process. The acquisition was accounted for as a purchase and accordingly, the results of operations of the acquired business have been included in the Company's consolidated financial statements commencing May 23, 1997.

  The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Intangible assets acquired consisting of developed technology, and acquired in-process research and development were valued using risk adjusted cash flow models under which estimated future cash flows were discounted taking into account risks related to existing and future target markets and to the completion of the products expected to be ultimately marketed by the Company, and assessments of the life expectancy of the underlying technology. The Company's initial allocation of purchase price at the date of acquisition resulted in an estimate of acquired in-process research and development of $4,900,000 and developed technology, goodwill and other intangibles totaling $3,005,000.

                               ASECO CORPORATION

  However, during fiscal 1998 the Company determined that certain acquired technology was not as developed as originally expected, and certain in-process technology would require more time to develop than originally anticipated. At the end of fiscal 1998, the Company completed the allocation of the purchase price and estimated the fair values of the acquired in-process research and development, developed technology, goodwill and other intangibles using estimated future discounted cash flows. The final allocation resulted in an additional in-process research and development charge of $1,200,000 recorded in the fourth quarter, resulting in an aggregate year to date charge of $6,100,000. Since WED incurred operating losses in fiscal 1998 which were not originally anticipated, the year end assessments for developed technology and related goodwill indicated that the amounts originally recorded for these assets would not be recovered and thus were impaired. Therefore, these assets were written down to their estimated fair values, resulting in a separate fourth quarter charge of $963,000, which is included in Selling, General and Administrative expenses in the accompanying statement of operations.

  The following table summarizes the unaudited pro-forma consolidated results of operations as if the acquisition had been made at the beginning of each of the periods presented.

                                                            MARCH 29, MARCH 30,
                                                              1998      1997
                                                            --------- ---------
   Net sales...............................................  $45,274   $39,303
   Net loss................................................   (9,519)   (4,878)
   Earnings (loss) per share:..............................  $ (2.58)  $ (1.31)

NOTE M--RELATED PARTY TRANSACTIONS

  On April 15, 1996, the Company loaned $140,000 to an executive officer, who is also a director of the Company. The loan bears interest at the rate of 5.33% per annum, compounded annually, and is due and payable in full on the earlier of the termination of the executive officer's employment with the Company or April 15, 1999. The loan is secured by shares of the Company's common stock owned by the executive officer.

NOTE N--SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

  The following is a summary of unaudited quarterly results for the fiscal years ended March 29, 1998 and March 30, 1997.

                                               FIRST   SECOND   THIRD  FOURTH
   FISCAL 1998                                QUARTER  QUARTER QUARTER QUARTER
   -----------                                -------  ------- ------- -------
   Net sales................................. $ 8,865  $11,557 $13,551 $10,273
   Gross profit..............................   4,045    5,304   6,113   2,023
   Net income (loss).........................  (4,740)     418     488  (4,309)
                                              -------  ------- ------- -------
   Earnings (loss) per share, diluted........ $ (1.29) $   .11 $   .13 $ (1.16)
                                              =======  ======= ======= =======
                                               FIRST   SECOND   THIRD  FOURTH
   FISCAL 1997                                QUARTER  QUARTER QUARTER QUARTER
   -----------                                -------  ------- ------- -------
   Net sales................................. $11,001  $ 8,989 $ 6,722 $ 7,608
   Gross profit..............................   5,387    4,184   3,127   3,509
   Net income................................   1,275      538     234     241
                                              -------  ------- ------- -------
   Earnings per share, diluted............... $   .34  $   .15 $   .06 $   .06
                                              =======  ======= ======= =======

                               ASECO CORPORATION

  The results of the first quarter of the fiscal year ended March 29, 1998 include $4.9 million of acquired in process research and development costs related to the Company's 1998 acquisition of WED. The results of the fourth quarter of the year ended March 29, 1998 include 1) $1.8 million of charges resulting from valuation adjustments for inventory being carried in excess of normal replacement cost and the discontinuation of certain products, 2) acquired in-process research and development costs totaling $1.2 million and the writedown of goodwill and intangible assets totaling $963,000, related to the Company's 1998 acquisition of WED and 3) approximately $500,000 of expense related to the layoff of 40 employees.

  Earnings (loss) per share amounts for fiscal 1997 and the first two quarters of 1998 have been restated to comply with Statement of Accounting Standards No. 128, "Earnings Per Share".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is included in the Company's Proxy Statement to be filed in connection with the Company's 1998 Annual Meeting of Stockholders to be held on August 11, 1998, under the section captioned "Election of Officers" and is incorporated herein by reference thereto.

  The information required by this item with respect to executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I of this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is included in the Company's Proxy Statement to be filed in connection with the Company's 1998 Annual Meeting of Stockholders to be held on August 11, 1998, under the section captioned "Executive Officer Compensation" and is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is included in the Company's Proxy Statement to be filed in connection with the Company's 1998 Annual Meeting of Stockholders to be held on August 11, 1998, under the section captioned "Stock Ownership of Directors, Nominees, Executive Officers and Principal Stockholders" and is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

  On April 15, 1996, the Company loaned $140,000 to Sebastian J. Sicari, a director and executive officer of the Company. The loan bears interest at the rate of 5.33% per annum, compounded annually, and is due and payable in full on the earlier of the termination of Mr. Sicari's employment with the Company or April 15, 1999. At March 29, 1998, principal and accrued interest on the loan totaled $154,846. The loan is secured by shares of the Company's common stock owned by Mr. Sicari.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A) 1. FINANCIAL STATEMENTS

  The following consolidated financial statements are included in Item 8:

    Consolidated Balance Sheets as of March 29, 1998 and March 30, 1997 Consolidated Statements of Operations for the years ended March 29, 1998, March 30, 1997, and March 31, 1996
    Consolidated Statements of Changes in Stockholders' Equity for the years ended March 29, 1998, March 30, 1997 and March 31, 1996 Consolidated Statements of Cash Flows for the years ended March 29, 1998, March 30, 1997 and March 31, 1996

  (A) 2. FINANCIAL STATEMENT SCHEDULES

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

  (A) 3. LISTING OF EXHIBITS

   EXHIBIT NO.                           DESCRIPTION
   -----------                           -----------
       *3.2    Third Restated Certificate of Incorporation of the Company.
        3.3    Amended and Restated By-laws of the Company, filed as Exhibit
               4.2 to the Registration Statement on Form S-8 (SEC File No.
               333-18337) filed with the Commission on December 19, 1996 and incorporated herein by reference.
        4.2    Rights Agreement dated August 15, 1996 between the Company and
               State Street Bank & Trust Company as Rights Agent (including the exhibits thereto), incorporated by reference from the
               Company's Registration Statement on Form 8-A filed with the
               Commission on August 26, 1996.
        4.3    Amendment Number One to the Rights Agreement dated January 2,
               1997 between the Company and American Stock Transfer & Trust
               Company, filed as Exhibit 4.2 to the Company's Form 10-Q for the quarter ended December 29, 1996 and incorporated herein by reference.
     **10.2    1993 Non-Employee Director Stock Option Plan, as amended and restated as of October 18, 1996
      *10.3    1993 Employee Stock Purchase Plan.
       10.4    1993 Omnibus Stock Plan, as amended and restated as of June
               14, 1996, filed as Exhibit 10.1 to the Registration Statement on Form S-8 (SEC File No. 333-18337) filed with the Commission on December 19, 1996 and incorporated herein by reference.
      *10.5    Lease dated April 13, 1993, between the Company and CIGNA
               Investments, Inc.
      *10.7    Letter Agreement dated November 27, 1992, between the Company and Fleet Bank of Massachusetts, N.A.
       10.9    Amended Letter Agreement dated July 30, 1993, between the
               Company and Fleet Bank of Massachusetts, N.A., filed as an exhibit to the Company's Form 10-K for the fiscal year ended
               April 3, 1994 and incorporated herein by reference
   ***10.10    Severance agreement, dated December 30, 1996, between the
               Company and Carl S. Archer, Jr.

   EXHIBIT NO.                           DESCRIPTION
   -----------                           -----------
   ***10.11    Severance agreement, dated December 30, 1996, between the
               Company and Sebastian J. Sicari
   ***10.12    Form of Key Employee Stock Option Agreement, filed as Exhibit
               10.12 to the Company's Form 10-K for the fiscal year ended
               April 3, 1994 and incorporated herein by reference.
      10.13    Amended Letter Agreement dated August 22, 1997, between the
               Company and Fleet Bank of Massachusetts, N.A., filed herewith.
      10.14    Promissory Note between the Company and Sebastian J. Sicari dated April 15, 1996 and filed as Exhibit 10.13 to the
               Company's Form 10-Q for the quarter ended December 29, 1996.
      10.15    Pledge Agreement between the Company and Sebastian J. Sicari dated April 15, 1996, filed as Exhibit 10.15 to the Company's
               Form 10-Q for the quarter ended December 29, 1996 and
               incorporated herein by reference.
   ***10.16    Severance agreement, dated March 18, 1997, between C. Kenneth
               Gray and the Company
   ***10.17    Severance agreement, dated December 30, 1996, between Dennis
               A. Legal and the Company
   ***10.18    Severance agreement, dated April 21, 1998, between Phillip J.
               Villari and the Company, filed herewith.
   ***10.19    Severance agreement, dated October 16, 1997, between Mary R.
               Barletta and the Company, filed herewith.
      10.20    Share Purchase Agreement dated as of May 23, 1997 by and among the Company and each of the shareholders of Western Equipment
               Developments (Holdings) Limited filed as Exhibit 2.1 to the
               Company's Form 8-K dated May 23, 1997.
      10.21    Tax Deed dated May 23, 1997 by and among the company and
               certain shareholders of Western Equipment Developments
               (Holdings) Limited filed as Exhibit 2.2 to the Company's Form
               8-K dated May 23, 1997.
      10.22    Escrow Agreement dated as of May 23, 1997 by and among the
               Company and David Carr and Philip Steven Walsh as
               representatives for certain shareholders of Western Equipment
               Developments (Holdings) Limited filed as Exhibit 2.3 to the
               Company's Form 8-K dated May 23, 1997.
      21       Subsidiaries of the Company, filed herewith.
      23.1     Consent of Ernst & Young LLP, filed herewith.
      27       Financial Data Schedule, filed herewith.

--------
* Incorporated by reference to the same exhibit number to the Registration Statement on Form S-1 (SEC File No. 33-57644) filed with the Securities and Exchange Commission on January 29, 1993.
** Incorporated by reference to the same exhibit number to the Company's Form
   10K for its fiscal year ended March 30, 1997
*** Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

  (B) REPORTS ON FORM 8-K

  The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the fiscal quarter ended March 29, 1998.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          ASECO Corporation

                                                  /s/ Carl S. Archer, Jr.
                                          By: _________________________________
                                                    CARL S. ARCHER, JR.
                                                  CHIEF EXECUTIVE OFFICER
                                                       JUNE 29, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                      TITLE(S)
                                                                     DATE

       /s/ Carl S. Archer, Jr.         Chief Executive          June 29, 1998
-------------------------------------   Officer and
         CARL S. ARCHER, JR.            Director (Principal
                                        Executive Officer)

       /s/ Sebastian J. Sicari         President, Chief         June 29, 1998
-------------------------------------   Operating Officer,
         SEBASTIAN J. SICARI            Treasurer and
                                        Director

        /s/ Mary R. Barletta           Vice President,          June 29, 1998
-------------------------------------   Chief Financial
          MARY R. BARLETTA              Officer (Principal
                                        Financial and
                                        Accounting Officer)

       /s/ Dr. Sheldon Buckler         Director                 June 29, 1998
-------------------------------------
         DR. SHELDON BUCKLER

        /s/ Dr. Gerald Wilson          Director                 June 29, 1998
-------------------------------------
          DR. GERALD WILSON

       /s/ Dr. Sheldon Weinig          Director                 June 29, 1998
-------------------------------------
         DR. SHELDON WEINIG

                                                                    SCHEDULE II

                               ASECO CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                          TOTAL ADDITIONS
                                       ---------------------
                           BALANCE AT  CHARGES TO
                          BEGINNING OF COSTS AND    OTHER               BALANCE AT
     CLASSIFICATION           YEAR      EXPENSES  CHANGES(1) DEDUCTIONS END OF YEAR
     --------------       ------------ ---------- ---------- ---------- -----------
YEAR ENDED MARCH 29,
 1998
  Allowance for doubtful
   accounts.............   $ 407,000   $ 407,000  $ 325,000  $ 358,000   $ 781,000
YEAR ENDED MARCH 30,
 1997
  Allowance for doubtful
   accounts.............   $ 397,000   $ 100,000        --   $  90,000   $ 407,000
YEAR ENDED MARCH 31,
 1996
  Allowance for doubtful
   accounts.............   $ 133,000   $ 264,000        --         --    $ 397,000
YEAR ENDED APRIL 2, 1995
  Allowance for doubtful
   accounts.............   $  78,000   $  55,000        --         --    $ 133,000

--------
(1) Represents the balance of the allowance for doubtful accounts of WED as of the acquisition date May 23, 1997. (See Note L to Consolidated Financial Statements.)