Form 10-Q
period 1998-06-28
ASECO CORP
filed 1998-08-13
CIK 896645

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 28, 1998


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

                                     Yes     X         No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 28, 1998.


Common Stock, $.01 par value                                 3,731,718
(Title of each class)                              (Number of shares)

ASECO CORPORATION

TABLE OF CONTENTS



                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets (unaudited)
          at June 28, 1998 and March 29, 1998                         3

          Condensed Consolidated Statements of Operations
          (unaudited) for the three months ended June 28,
          1998 and June 29, 1997                                 4

          Condensed Consolidated Statements of Cash Flows
          (unaudited) for the three months ended June 28,
          1998 and June 29, 1997                                 5

          Notes to Condensed Consolidated Financial Statements        6-7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8-10

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                      11

Item 2.   Changes in Securities                                  11

Item 3.   Defaults upon Senior Securities                        11

Item 4.   Submission of Matters to a Vote of Security Holders         11

Item 5.   Other Information                                      11

Item 6.   Exhibits and Reports on Form 8-K                       11-12

     Signatures                                                  13
                         -2-
<PAGE

PART I.   FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

ASECO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)
                                        June 28, 1998  March 29, 1998

ASSETS
Current assets

Cash and cash equivalents                    $   1,451      $   4,431
Accounts receivable, less allowance for
doubtful accounts of $777 at June 28, 1998
and $781 at March 29, 1998                       7,255          9,140
     Inventories, net                           12,918         11,875
     Prepaid expenses and other current assets   3,198          2,761
                                                ------         ------

     Total current assets                       24,822         28,207

Plant and equipment, at cost                     8,612           8,796
Less accumulated depreciation and amortization   4,564           4,755
                                                 ------         ------
                                                  4,048          4,041
Other assets, net                                 1,328          1,443
                                                 ------         ------
                                               $ 30,198       $ 33,691

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Line of credit                               $  300         $    --
   Accounts payable                              3,055           4,591
   Accrued expenses                              3,773           4,886
   Current portion of capital lease obligations     13             13
                                                ------          ------
     Total current liabilities                   7,141           9,490

Deferred taxes payable                             594             594
Long-term capital lease obligations                 11              25

Stockholders' equity

Preferred stock, $.01 par value, 1,000,000
 Shares authorized, none issued and outstanding   ---            ---
Common stock, $.01 par value: Authorized 15,000,000
 Shares, issued and outstanding 3,731,718 shares at
 June 28,1998 and March 29, 1998, respectively     38              38
Additional paid in capital                     18,203          18,203
Retained earnings                               4,172           5,291
Foreign currency translation adjustment            39              50
                                               ------          ------
   Total stockholders' equity                  22,452         23,582
                                               ------         ------
                                             $ 30,198       $ 33,691
                                             ========       ========

See notes to condensed consolidated financial statements

ASECO CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   (unaudited)





(in thousands, except share and per               Three months ended
 share data)                               June 28, 1998    June 29,1997


Net sales                                    $ 6,630        $  8,865

Cost of sales                                4,060             4,820
                                             ------           ------

     Gross profit                            2,570             4,045

Research and development costs               1,661             1,356
Selling, general and administrative expenses 2,384             2,473
Acquired in-process research and development
costs                                          --              4,900
                                             ------         ------
Loss from operations                        (1,475)          (4,684)

Other income (expense):
Interest income                                 27              169
Interest expense                               (5)              (6)
Other, net                                     (9)              --
                                             ------         ------
                                                13              163
                                             ------         ------

Loss before income taxes                     (1,462)        (4,521)

Income tax (benefit) expense                   (343)            219
                                              ------         ------

Net loss                                     $ (1,119)      $ (4,740)
                                             ========       =========

Loss per share, diluted                       ($  .30)       ($  1.29)
                                              ========       ==========
Shares used to compute loss per share,        3,732,000      3,667,000
 diluted

See notes to condensed consolidated financial statements

ASECO CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   (unaudited)



                                                     Three months ended
(in thousands)                                       June 28,  June 29,
                                                      1998      1997

Operating activities:
   Net loss                                       $ (1,119)   $ (4,740)
Adjustments to reconcile net loss to net
  cash provided by/used in operating activities:
Depreciation and amortization                           508         269
Acquired in-process research and development            --        4,900
Loss on sale of plant and equipment                      5         --
Changes in assets and liabilities:
Accounts receivable                                    1,848          64
Inventories, net                                     (1,318)     (1,990)
Prepaid expenses and other current assets              (304)       (327)
Accounts payable and accrued expenses                (2,586)       2,255
                                                     -------      ------

  Total adjustments                                   (1,847)      5,171
                                                       ------     ------
Cash provided by/used in operating
  activities                                          (2,966)        431

Investing activities:
   Acquisitions net of cash acquired                   --        (6,079)
   Proceeds from sale of plant and equipment            7         ---
   Acquisition of plant and equipment               (218)          (457)
   Increase in software development costs and
     other assets                                    (86)           (50)
                                                     ------       ------
Cash used in investing activities                    (297)        (6,586)

Financing activities:
   Net proceeds from issuance of common stock         --               3
   Borrowings/(payments) on working capital line
    of credit                                         300          (395)
Payments of long-term capital lease obligations       (14)           (4)
                                                    ------        ------

Cash provided by/used in financing
  activities                                           286         (396)
Effect of exchange rate changes on cash                (3)            1
                                                     ------       ------

Net decrease in cash and cash equivalents           (2,980)      (6,550)


Cash and cash equivalents at the beginning of period  4,431       14,082
                                                     ------       ------

Cash and cash equivalents at the end of period      $ 1,451      $ 7,532
                                                    =======      =======


See notes to condensed consolidated financial statements

ASECO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 28, 1998


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the three-month period ended June 28, 1998 are not necessarily indicative of the results that may be expected for the year ended March 28, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 29, 1998.

2. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" which the Company
adopted in the third quarter of fiscal 1998.   Statement 128 replaced the
previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share which includes the dilutive effect of options, warrants and convertible securities. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

3. In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive income, regardless of whether they are considered to be results of operations of the period. During the first quarter of 1998 and 1997, total comprehensive loss amounted to $1,130,000 and $4,752,000 respectively. The difference between total comprehensive loss and net loss as reported on the Consolidated Statements of Operations is attributable to the foreign currency translation adjustment.

4.   Inventories consisted of:



(in thousands)      June 28, 1998  March 29, 1998

Raw Material        $ 5,521        $ 5,612
Work in Process       5,661          4,712
Finished Goods        1,736          1,551
                     ------         ------
                    $ 12,918       $ 11,875
                    ========       ========

5. On May 23, 1997, the Company acquired 100% of the outstanding stock of Western Equipment Developments (Holdings) Ltd. ("WED") for approximately $6,100,000 in cash. WED designs, manufactures and markets integrated circuit wafer handling robot and inspection systems used to load, sort, transport and inspect wafers during the semiconductor manufacturing process. The acquisition was accounted for as a purchase and accordingly, the results of operations of the acquired business have been included in the Company's consolidated financial statements commencing May 23, 1997. The Company's initial allocation of the purchase price at the date of acquisition resulted in an estimate of acquired in-process research and development of $4,900,000 recorded in the first quarter of fiscal 1998. During fiscal 1998, the Company determined that certain acquired technology was not as developed as originally expected, and certain in-process technology would require more time to develop than originally anticipated. At the end of fiscal 1998, the Company completed the allocation of the purchase price which resulted in an additional in-process research and development charge of $1,200,000 resulting in an aggregate fiscal 1998 charge of $6,100,000. The following table summarizes the unaudited pro-forma consolidated results of operations as if the acquisition had been made as of January 1, 1997, including the aggregate acquired in-process research and development charge of $6,100,000 as if expensed on that date:


(in thousands, except per share data)   Quarter ended
                                        June 29, 1997
Net sales                               $9,894
Net loss                                (7,329)
Loss per share                          $(2.00)

Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Three months ended June 28, 1998

RESULTS OF OPERATIONS

Net sales for the first quarter of fiscal 1999 decreased 25% to $6.6 million compared to $8.9 million for the first quarter of fiscal 1998. The decrease in net sales resulted from fewer unit shipments during the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 as a result of an industry wide market downturn.

International sales represented approximately 32% of net sales for the first quarter of fiscal 1999 versus 35% in the first quarter of fiscal 1998. Approximately 83% of all international sales were to customers located in the Pacific Rim region.

Gross margin for the first quarter of fiscal 1999 was 39% compared to 46% in the same quarter last year. The decline resulted from a higher mix of lower margin product sales during the first quarter of 1999 compared to the same quarter last year and excess manufacturing capacity resulting from lower sales and production levels.

Research and development expenses increased 22% to $1.7 million in the first quarter of fiscal 1999 from $1.4 million in the first quarter of fiscal 1998. Research and development expenses also increased as a percentage of sales to 25% in the first quarter of fiscal 1999 from 15% in the first quarter of fiscal 1998 due to increased research and development spending and the decline in net sales. The increase in research and development spending resulted from the inclusion of a complete quarter of WED expenses in the first quarter fiscal
1999 results and from the Company's expenditures associated with the continued development of its newest test handler product.

During the first quarter of fiscal 1998, the Company recorded a special charge to earnings of $4.9 million for acquired in-process research and development related to the initial allocation of the purchase price of the Company's acquisition of Western Equipment Developments Holdings ("WED") (See Note 5 to the Condensed Consolidated Financial Statements included herein).

Selling, general and administrative expenses for the first quarter of fiscal 1999 were $2.4 million versus $2.5 million for the first quarter of fiscal 1998. The decrease in selling, general and administrative expenses was primarily the result of lower commissions earned during the quarter due to the lower sales level and to a higher percentage of sales originating from the Company's direct sales force which earn lower commission rates than independent sales representatives, along with the savings realized from the first quarter workforce reduction. These and other expense controls were partially offset by the inclusion of a full quarter of WED's operating results in the first quarter of fiscal 1999.

Operating loss in the first quarter of fiscal 1999 was $1.5 million versus an operating loss of $4.7 million in the first quarter of fiscal 1998.
The operating loss in the first quarter of fiscal 1999 was the result of the decline in sales and lower gross margins attributable to the shift in product mix. The operating loss of $4.7 million in the first quarter of fiscal
1998 was the result of a special charge to earnings of $4.9 million relating to the acquired in-process research and development associated with the initial allocation of the purchase price of the acquisition of WED.

The Company recorded a tax benefit of $343,000 in the first quarter of fiscal 1999 versus income tax expense of $219,000 in the first quarter of fiscal 1998. Tax rates in both quarters were affected by the inability to offset losses incurred by WED against income earned and taxes paid in previous years in the United States.

As a result of the foregoing, net loss for the first quarter of fiscal 1999 was $1.1 million, or $.30 per diluted share, as compared to net loss of $4.7 million, or $1.29 per diluted share, for the first quarter of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company ended the first quarter of fiscal 1999 with a cash position of approximately $1.5 million. Additionally, the Company had an unsecured line of credit with a bank in the amount of $5.0 million against which there were borrowings at the end of the first quarter of fiscal 1999 of approximately $300,000. During the quarter, the Company elected to utilize its working capital line of credit to cover its short-term cash needs rather than liquidate its investment holdings.

The Company's line of credit is conditioned upon meeting certain financial covenants, including maintaining specified levels of quarterly and annual earnings, tangible net worth and restrictions on dividend payments. As of June 30, 1998, the Company was not in compliance with certain covenants and consequently has requested a waiver.

The Company used approximately  $3.0 million of cash from operations during the first quarter of fiscal 1999. Accounts receivable decreased approximately $1.9 million in the first quarter of fiscal 1999 because of a decrease in net
sales from the fourth quarter of fiscal 1998.   Inventory increased
approximately $1 million during the first quarter of fiscal 1999 as the Company was not able to reduce its build plan early enough in the first quarter to facilitate the timely rescheduling of purchase commitments. Accounts payable and accrued expenses decreased approximately $2.6 million as a result of timing of payments and lower sales volume experienced during the quarter.

The Company used $297,000 in cash for investing activities during the first quarter of fiscal 1999 The Company spent $218,000 on capital equipment purchases and $86,000 to fund internal software development costs.

The Company generated cash from financing activities in the first quarter of fiscal 1999 of $286,000, primarily as a result of the Company utilizing it working capital line of credit.

The Company expects to continue to experience a slowdown in the volume of business due to adverse market conditions in the semiconductor industry.
As a result, the Company intends to monitor and further reduce if necessary, its expenses if projected lower net sales levels continue. Although the Company anticipates that it will incur losses in future quarters which will negatively impact its liquidity position, the Company believes that funds generated from operations, existing cash balances, available borrowing capacity, and if necessary additional financing, will be sufficient to meet the Company's cash requirements for at least the next twelve months.

YEAR 2000 COMPLIANCE

Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in a computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem".

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


CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company's future results are difficult to predict and may be affected by a number of important risk factors including, but not limited to, the factors listed in the Company's Annual Report on Form 10K for the fiscal year ended March 29, 1998. The Company wishes to caution readers that those important factors, in some cases, have affected, and in the future could affect, the Company's actual consolidated quarterly or annual operating results and could cause those actual consolidated quarterly or annual operating results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

ASECO CORPORATION

PART II - OTHER INFORMATION




Item 1.   Legal Proceedings:

          None.

Item 2.   Changes in Securities:

          None.

Item 3.   Defaults upon Senior Securities:

          None

Item 4.   Submissions of Matters to a Vote of Security Holders:

          None

Item 5.   Other Information:

          None

Item 6.   Exhibits and reports on Form 8-K:

          a.  See Exhibit Index

          b. There were no reports on Form 8-K filed for the three months ended June 28, 1998.

EXHIBIT INDEX




EXHIBIT NUMBER      DESCRIPTION


10.2 1993 Non-Employee Director Stock Option Plan (as amended and restated as of May 12, 1998)


10.3 1993 Employee Stock Purchase Plan (as amended and restated as of June 18, 1998)

ASECO CORPORATION

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Signature                    Title                              Date

/s/ Sebastian J. Sicari      President and Chief Executive      August 12,1998
-----------------------      Officer (principal executive
Sebastian J. Sicari          officer)



/s/ Mary R. Barletta          Vice President, Chief              August 12,1998
-----------------------       Financial Officer,
Mary R. Barletta              Treasurer (principal financial
                              and accounting officer)