Form 10-Q
period 1998-09-27
ASECO CORP
filed 1998-11-12
CIK 896645

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 27, 1998


                         Commission file number 0-21294
                 --------------------------------------------
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

         Yes   X        NO
              ---          ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 27, 1998.


 COMMON STOCK, $.01 PAR VALUE                           3,774,313
    (Title of each class)                           (Number of shares)

                               ASECO CORPORATION

                               TABLE OF CONTENTS

                                                                    Page
                                                                    ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets (unaudited)
            at September 27, 1998 and March 29, 1998                  3

            Condensed Consolidated Statements of Operations
            (unaudited) for the three months and six months
            ended September 27, 1998 and September 28, 1997           4

            Condensed Consolidated Statements of Cash Flows
            (unaudited) for the six months ended
            September 27, 1998 and September 28, 1997                 5

            Notes to Condensed Consolidated Financial Statements     6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         8-10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                           11

Item 2.  Changes in Securities                                       11

Item 3.  Defaults upon Senior Securities                             11

Item 4.  Submission of Matters to a Vote of Security Holders         11

Item 5.  Other Information                                           11

Item 6.  Exhibits and Reports on Form 8-K                            11

           Signatures


PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                               ASECO CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                    SEPTEMBER 27,      MARCH 29,
(in thousands, except share and per share data)                        1998              1998
------------------------------------------------------------------------------------------------
ASSETS
Current Assets

  Cash and cash equivalents                                           $  5,207         $   4,431
  Accounts receivable, less allowance
     for doubtful accounts of $770 at
     September 27, 1998 and $781 at March 29, 1998                       5,376             9,140
  Inventories, net                                                      11,969            11,875
  Prepaid expenses and other current assets                              3,123             2,761
                                                                      --------         ---------
          Total current assets                                          25,675            28,207

Plant and equipment, at cost                                             8,628             8,796
Less accumulated depreciation and amortization                           5,350             4,755
                                                                      --------         ---------
                                                                         3,278             4,041
Other assets, net                                                          795             1,443
                                                                      --------         ---------
                                                                      $ 29,748         $  33,691
                                                                      ========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Borrowings on line of credit                                      $  4,390         $      --
    Accounts payable                                                     2,118             4,591
    Accrued expenses                                                     3,658             4,886
    Current portion of capital lease obligations                            12                13
                                                                      --------         ---------
        Total current liabilities                                       10,178             9,490

Deferred  taxes payable                                                    594               594
Long-term capital lease obligations                                          9                25

Stockholders' equity

Preferred stock, $.01 par value, 1,000,000
     shares authorized, none issued and outstanding                        ---               ---
Common stock, $.01 par value:   Authorized 15,000,000
     shares, issued and outstanding 3,774,313 and  3,731,718
      shares at September 27, 1998 and March 29, 1998,
     respectively                                                           38                38

Additional paid in capital                                              18,253            18,203
Retained earnings                                                          601             5,291
Foreign currency translation adjustment                                     75                50
                                                                      --------         ---------
       Total stockholders' equity                                       18,967            23,582
                                                                      --------         ---------
                                                                      $ 29,748         $  33,691
                                                                      ========         =========

            See notes to condensed consolidated financial statements

                               ASECO CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


(in thousands, except share and per share data)

                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                  SEPTEMBER 27,    SEPTEMBER 28,     SEPTEMBER 27,     SEPTEMBER 28,
                                     1998             1997              1998              1997
----------------------------------------------------------------------------------------------------
Net sales                          $    4,395      $   11,557        $    11,025       $    20,422

Cost of sales                           3,641           6,253              7,701            11,073
                                   ----------      ----------        -----------       -----------
      Gross  profit                       754           5,304              3,324             9,349

Research and development costs          1,217           1,565              2,876             2,921
Selling, general and
 administrative expense                 2,151           2,985              4,537             5,458
Restructuring charge                    1,300              --              1,300                --
Acquired in-process research
 and development                           --              --                 --             4,900
                                   ----------      ----------        -----------       -----------
      Income (loss) from
       operations                      (3,914)            754             (5,389)           (3,930)

Other income (expense):
      Interest income                      31              84                 58               253
      Interest expense                    (54)            (33)               (59)              (39)
      Other, net                           20             (11)                11               (11)
                                   ----------      ----------        -----------       -----------
                                           (3)             40                 10               203
Income (loss) before income
 taxes                                 (3,917)            794             (5,379)           (3,727)

Income tax (benefit) expense             (347)            376               (689)              595
                                   ----------      ----------        -----------       -----------
Net income (loss)                  $   (3,570)     $      418        $    (4,690)      $    (4,322)
                                   ==========      ==========        ===========       ===========
Earnings (loss) per share,
 basic                                $ (0.96)          $0.11            $ (1.26)          $ (1.18)

Shares used to compute
 earnings (loss) per share,
 basic                              3,735,000       3,685,000          3,734,000         3,676,000

Earnings (loss) per share,
 diluted                              $ (0.96)          $0.11            $ (1.26)          $ (1.18)

Shares used to compute
 earnings (loss) per share,
 diluted                            3,735,000       3,979,000          3,734,000         3,676,000


            See notes to condensed consolidated financial statements

                               ASECO CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

(in thousands)

                                                                        SIX MONTHS ENDED
                                                                 --------------------------------
                                                                 SEPTEMBER 27,      SEPTEMBER 28,
                                                                     1998               1997
-------------------------------------------------------------------------------------------------
Operating activities:
   Net (loss)                                                       $(4,690)          $(4,322)
      Adjustments to reconcile net (loss) to net
      Cash used by operating activities:
      Depreciation and amortization                                   1,009               621
      Acquired in-process research and development                       --             4,900
      Loss on sale of plant and equipment                                 5                --
      Restructuring charge                                            1,300                --
      Inventory write-off                                               850                --
      Changes in assets and liabilities:
        Accounts receivable                                           3,246            (2,547)
        Inventories, net                                               (978)           (3,868)
        Prepaid expenses and other current assets                        66              (236)
        Accounts payable and accrued expenses                        (3,988)            2,671
        Income taxes payable                                             --               235
                                                                    -------           -------
            Total adjustments                                         1,510             1,776
                                                                    -------           -------
            Cash used in operating  activities                       (3,180)           (2,546)

Investing activities:
    Acquisitions net of cash acquired                                    --            (6,079)
    Proceeds from sale of plant and equipment                             7                --
    Acquisition of plant and equipment                                 (342)             (913)
    Increase in software development costs and
    other assets                                                       (136)             (392)
                                                                    -------           -------
            Cash used in investing activities                          (471)           (7,384)

Financing activities:
    Net proceeds from issuance of common stock                           50               307
    Borrowings on line of credit                                      4,390             1,875
    Payments of long-term capital lease obligations                     (16)               (7)
                                                                    -------           -------
            Cash provided by financing activities                     4,424             2,175
                                                                    -------           -------

Effect of exchange rate changes on cash                                   3                (3)
            Net increase/decrease in cash and cash equivalents          776            (7,758)

Cash and cash equivalents at the beginning of period                  4,431            14,082
                                                                    -------           -------
Cash and cash equivalents at the end of period                      $ 5,207           $ 6,324
                                                                    =======           =======

            See notes to condensed consolidated financial statements

                               ASECO CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      SIX MONTHS ENDED SEPTEMBER 27, 1998


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 27, 1998 are not necessarily indicative of the results that may be expected for the year ended March 28, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 29, 1998.

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

3. In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive income, regardless of whether they are considered to be results of operations of the period. During the second quarter of Fiscal 1999 total comprehensive loss amounted to $3,534,000 versus comprehensive income of $426,000 for the second quarter of fiscal 1998. Comprehensive loss for the first six months of fiscal 1999 was $4,665,000 versus comprehensive loss for the first six months of fiscal 1998 of $4,302,000. The difference between comprehensive income/loss and net income/loss as reported on the Consolidated Statements of Operations is attributable to the foreign currency translation adjustment.

4.  Inventories consisted of:

(IN THOUSANDS)

                              SEPTEMBER 27,       MARCH 29,
                                  1998              1998
                              -------------       --------
Raw Material                     $ 6,354           $ 5,612
Work in Process                    4,766             4,712
Finished Goods                       849             1,551
                                 -------           -------
                                 $11,969           $11,875
                                 =======           =======

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

                                       Six months ended
                                       ----------------
                                         SEPTEMBER 28,
                                             1997
                                       ----------------
Net sales                                  $21,451
Net loss                                    (6,911)
Earnings (loss) per share                  $ (1.89)


6. In the second quarter of fiscal 1999, the Company announced a plan to consolidate its UK wafer handling and inspection manufacturing operations. This plan includes the closure of the Company's UK facility and related transfer of manufacturing operations to the United States as well as the discontinuation of several older product models in an effort to focus the operation's product offerings. The shutdown and transfer will be substantially completed during the third quarter of fiscal 1999. In conjunction with this plan, the Company recorded a $2.2 million special charge including a $850,000 charge to cost of sales for inventory write-downs related to product discontinuations and a $1.3 million restructuring charge. The principal components of the restructuring charge include $627,000 for write-down of fixed and other long term assets, $241,000 for severance related charges, $188,000 for a write-down of goodwill related to the impairment of such assets indicated using estimated future cash flows, and $65,000 of lease termination and related costs.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Three and six months ended September 27, 1998

Results of Operations
---------------------

Net sales for the second quarter of fiscal 1999 decreased 62% to $4.4 million compared to $11.6 million for the second quarter of fiscal 1998. Net sales for the first six months of fiscal 1999 decreased 46% to $11 million compared to $20 million for the first six months of fiscal 1998. The decrease in net sales resulted from fewer unit shipments compared to the second quarter of fiscal 1998 as a result of an industry wide market downturn.

International sales represented approximately 51% of net sales for the second quarter of fiscal 1999 versus 50% in the second quarter of fiscal 1998. On a year to date basis, export sales represented 42% of net sales compared to 43% in the same period last year. Year to date approximately 85% of all international sales were to customers located in the Pacific Rim region.

In the second quarter of fiscal 1999, the Company announced a plan to consolidate its UK wafer handling and inspection manufacturing operations. This plan includes the closure of the Company's UK facility and related transfer of manufacturing operations to the United States as well as the discontinuation of several older product models in an effort to focus the operation's product offerings. The shutdown and transfer will be substantially completed during the third quarter of fiscal 1999 (See Note 6 to the Condensed Consolidated Financial Statements included herein). In conjunction with this plan, the Company recorded a $2.2 million special charge including a $850,000 charge to cost of sales for inventory write-downs related to product discontinuations and a $1.3 million restructuring charge. The principal components of the restructuring charge include $627,000 for write-down of fixed and other long term assets, $241,000 for severance related charges, $188,000 for a write-down of goodwill related to the impairment of such assets indicated using estimated future cash flows, and $65,000 of lease termination and related costs.

Gross margin for the second quarter of fiscal 1999 was 17% compared to 46% in the same quarter last year. Gross margin for the first six months of fiscal 1999 was 30% compared to 46% in the same period last year. The second quarter fiscal 1999 decline in gross margin resulted from the $850,000 charge for discontinued products described above, manufacturing excess capacity resulting from lower production levels and, to a lesser extent, the higher mix of lower margin product sales during the second quarter of 1999.

Research and development expenses decreased 22% to $1.2 million in the second quarter of fiscal 1999 from $1.6 million in the second quarter of fiscal 1998. Research and development expenses increased as a percentage of sales to 28% in the second quarter of fiscal 1999 from 14% in the second quarter of fiscal 1998 due to the decline in net sales. Research and development expenses for the first six months of fiscal 1999 and fiscal 1998 were approximately $2.9 million. The decrease in spending in the comparable quarterly periods was principally a result of decreased headcount. Development spending in the second quarter of fiscal 1999 was focused on various enhancements and features for the VT8000, the Company's newest test handler.

During the first quarter of fiscal 1998, the Company recorded a special charge to earnings of $4.9 million for acquired in-process research and development related to the initial allocation of the purchase price of the Company's acquisition of Western Equipment Developments Holdings ("WED") (See Note 5 to the Condensed Consolidated Financial Statements included herein).

Selling, general and administrative expenses for the second quarter of fiscal 1999 were $2.2 million versus $3.0 million for the second quarter of fiscal 1998. Selling, general and administrative expenses for the first six months of fiscal 1999 were $4.5 million versus $5.5 million for the first six months of fiscal 1998. The decrease in selling, general and administrative expenses was primarily the result of lower commissions earned due to lower sales volume along with the savings realized from workforce reductions and a Company wide freeze on discretionary spending.

Operating loss in the second quarter of fiscal 1999 was $3.9 million versus operating income of $754,000 in the second quarter of fiscal 1998. Operating loss in the first six months of fiscal 1999 was $5.4 million versus operating loss of $3.9 million in the first six months of fiscal 1998. The year to date operating loss of $5.4 million is the result of both the $2.2 million special charge recorded during the second quarter (See Note 6 to the Company's Condensed Consolidated Financial Statements included herein) and the decline in sales and lower gross margins attributable to the shift in product mix.

The Company recorded a tax benefit of $347,000 in the second quarter of fiscal 1999 versus income tax expense of $376,000 in the second quarter of fiscal 1998. Tax rates in both quarters were affected by the inability to offset losses incurred by WED against income earned and taxes paid in the United States.

As a result of the foregoing, net loss for the second quarter of fiscal 1999 was $3.6 million, or $0.96 per diluted share, as compared to net income of $418,000, or $0.11 per diluted share, for the second quarter of fiscal 1998.

Liquidity and Capital Resources
-------------------------------

The Company ended the second quarter of fiscal 1999 with a cash position of approximately $5.2 million compared to $1.5 million at the end of the prior quarter. Borrowings under the Company's bank line of credit at the end of the second quarter of fiscal 1999 amounted to $4.4 million versus $300,000 at the end of the first quarter of fiscal 1999. During the second quarter, the Company's bank committed to an interim extension of the term of the Company's $5 million line of credit to November 15, 1998. As of November 11, 1998, the Company's cash position was approximately $2.6 million and total availability under the Company's bank line of credit was $1.9 million, all of which was borrowed and outstanding. The Company is currently negotiating a further extension of its bank line of credit and it is anticipated that all borrowings under the extended line will be secured by all the assets of the Company and will be subject to certain financial covenants including maintenance of specified debt to net worth, current ratios, and minimum levels of net worth and profitability.

The Company used approximately $3.2 million of cash from operations during the first six months of fiscal 1999. Accounts receivable decreased generating cash of approximately $3.2 million in the first six months of fiscal 1999 because of a decrease in sales volume. For the first six months of fiscal 1999, the Company used approximately $1.0 million for material purchases which occurred principally in the first quarter of fiscal 1999 as the Company was not able to reduce its build plan early enough in the first quarter to facilitate timely cancellation of orders. Accounts payable and accrued expense decreased approximately $4.0 million as a result of lower business volume experienced during the quarter.

The Company used approximately $471,000 in cash for investing activities during the first six months of fiscal 1999. The Company spent approximately $342,000 on capital equipment purchases and $136,000 to fund internal software development costs.

The Company generated cash from financing activities in the first six months of fiscal 1999 of $4.4 million, primarily as a result of borrowings under the working capital line of credit.

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

Year 2000 Compliance
--------------------

Historically certain computer programs have been written using two digits rather than four to define the applicable year, which could result in a computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem".

In the second quarter of fiscal 1999, the Company completed its implementation of a new enterprise-wide management information system that the vendor has represented is Year 2000 compliant. In addition, the Company has completed an assessment of other software used by the Company for Year 2000 compliance and has noted no material instances of non-compliance. On an on-going basis, the Company reviews each of its new hardware and software purchases to ensure that it is Year 2000 compliant. The Company has also conducted a review of its product line and has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant.

The Company is in the process of gathering information about the Year 2000 compliance status of its significant suppliers and customers. The Company expects to complete this exercise during fiscal 1999. Additionally, the compliance status of the Company's external agents who process vital Company data such as payroll, employee benefits, and banking information have been queried for Year 2000 compliance. To date, the Company is not aware of any such external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready.

To date the Company has incurred approximately $800,000 ($175,000 expensed and $625,000 capitalized for new systems and equipment) related to all phases of the Year 2000 compliance initiatives.

Although the Company does not believe that it will incur any additional material costs or experience material disruptions in its business associated with preparing its internal systems for Year 2000 compliance, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are comprised of third party software and third party hardware that contain embedded software.

The most reasonably likely worst case scenarios would include (i) corruption of data contained in the Company's internal information systems relating to, among other things, manufacturing and customer orders, shipments, billing and collections, (ii) hardware failure, (iii) the failure of infrastructure services provided by government agencies and other third parties (i.e., electricity, phone service, water transport, payroll, employee benefits, etc.), (iv) warranty and litigation expense associated with third-party software incorporated into the Company's products that is not Year 2000 compliant, and (v) a decline in sales resulting from disruptions in the economy generally due to Year 2000 issues.

The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve among other actions, manual workarounds and adjusting staffing strategies.


Cautionary Statement for Purposes of  "Safe Harbor" Provisions of the Private
-----------------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

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

       None.

Item 3.  Defaults upon Senior Securities:

       None.

Item 4.  Submissions of Matters to a Vote of Security Holders:

       On August 11, 1998, the Annual Meeting of Stockholders was held and the following matters were voted upon:

       1. Carl S. Archer, Jr. was elected as Director to serve for a three year term. The vote was 3,499,363 in favor, 77,884 withheld.

       2. An amendment to the Company's Employee Stock Purchase Plan increasing the maximum number of shares issuable under the plan from 100,000 to 150,000 was approved with 3,406,077 in favor, 152,590 against, and 6,832 abstaining.

       3. The Board of Directors' selection of Ernst & Young LLP as the Company's independent auditors for the year ended March 28, 1999 was ratified with 3,546,273 in favor, 28,590 against, and 2,384 abstaining.

Item 5.  Other Information:

       None.

Item 6.  Exhibits and reports on Form 8-K:

       a. Exhibits  See exhibit index

       b. There were no reports on Form 8-K filed for the three months ended September 27, 1998.

                               ASECO CORPORATION

                                   SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



SIGNATURE                           TITLE                         DATE


/s/ Sebastian J. Sicari    President, Chief Executive       November 11, 1998
-----------------------    Officer, (principal
  Sebastian J. Sicari      executive officer)


/s/ Mary R. Barletta       Vice President, Chief            November 11, 1998
---------------------      Financial Officer, Treasurer
  Mary R. Barletta         (principal financial and
                           accounting officer)

Item 6a.


Exhibit No.   Description

***10.2 1993 Non-Employee Director Stock Option Plan, as amended and restated as of August 11, 1998, filed herewith

***10.23 Separation Agreement, dated August 11, 1998, between Carl S. Archer, Jr. and the Company, filed herewith

***10.24      Severance Agreement, dated July 8, 1998, between
              Mary R. Barletta and the Company, filed herewith

***10.25      Severance Agreement, dated July 8, 1998, between
              Robert L. Murray and the Company, filed herewith

***10.26      Severance Agreement, dated July 8, 1998, between
              Robert E. Sandberg and the Company, filed herewith

***10.27      Severance Agreement, dated July 8, 1998, between
              Richard S. Sidell and the Company, filed herewith

***10.28      Severance Agreement, dated July 8, 1998, between
              Phillip J. Villari and the Company, filed herewith

***10.29      Letter agreement, dated August 11, 1998, between
              Sebastian J. Sicari and the Company, filed herewith



*** Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to item 14c.