Form 10-Q
period 1998-12-27
ASECO CORP
filed 1999-02-10
CIK 896645

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended December 27, 1998


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

         Yes     X      No
               ------      ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 27, 1998.


                Common Stock, $.01 par value                      3,779,313
                   (Title of each class)                      (Number of shares)

                               ASECO CORPORATION

                               TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets (unaudited)
            at December 27, 1998 and March 29, 1998                          3

            Condensed Consolidated Statements of Operations (unaudited)
            for the three months and nine months ended December 27, 1998
            and December 28, 1997                                            4

            Condensed Consolidated Statements of Cash Flows (unaudited)
            for the nine months ended December 27, 1998 and
            December 28, 1997                                                5

            Notes to Condensed Consolidated Financial Statements           6-7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           8-11

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                               12

Item 2.     Changes in Securities and Use of Proceeds                       12

Item 3.     Defaults upon Senior Securities                                 12

Item 4.     Submission of Matters to a Vote of Security Holders             12

Item 5.     Other Information                                               12

Item 6.     Exhibits and Reports on Form 8-K                                12

     Signatures

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                               ASECO CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                 December 27,        March 29,
(in thousands, except share and per share data)      1998               1998
------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and cash equivalents                          $ 1,126          $ 4,431
  Accounts receivable, less allowance
    for doubtful accounts of $754 at
    December 27, 1998 and $781 at
    March 29, 1998                                     3,991            9,140
  Inventories, net                                    11,279           11,875
  Prepaid expenses and other current
    assets                                             3,012            2,761
                                                   ---------         --------
          Total current assets                        19,408           28,207

Plant and equipment, at cost                           8,520            8,796
Less accumulated depreciation and
  amortization                                         5,349            4,755
                                                   ---------         --------
                                                       3,171            4,041
Other assets, net                                        772            1,443
                                                     $23,351          $33,691
                                                   =========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Borrowings on line of credit                     $   372          $    --
    Accounts payable                                   1,876            4,591
    Accrued expenses                                   3,100            4,886
    Current portion of capital lease
     obligations                                           9               13
                                                   ---------         --------

        Total current liabilities                      5,357            9,490

Deferred  taxes payable                                  594              594
Long-term capital lease obligations                        8               25

Stockholders' equity

Preferred stock, $.01 par value,
  1,000,000 shares authorized, none
  issued and outstanding                                 ---              ---
Common stock, $.01 par value:
  Authorized 15,000,000 shares, issued
  and outstanding 3,779,313 and  3,731,718
  shares at December 27, 1998 and March 29,
  1998, respectively                                      38               38

Additional paid in capital                            18,253           18,203
Retained earnings                                       (963)           5,291
Foreign currency translation adjustment                   64               50
                                                   ---------         --------
       Total stockholders' equity                     17,392           23,582
                                                     $23,351          $33,691
                                                   =========         ========

            See notes to condensed consolidated financial statements

                               ASECO CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

(in thousands, except share and per share data)
                                       Three months ended                   Nine months ended
                                 December 27,     December 28,        December 27,      December 28,
                                   1998             1997                1998              1997
---------------------------------------------------------------------------------------------------
Net sales                        $    4,288       $   13,551          $   15,313        $   33,974
Cost of sales                         2,745            7,438              10,447            18,511
                                 ----------       ----------          ----------        ----------
      Gross  profit                   1,543            6,113               4,866            15,463
Research and development costs        1,103            1,945               3,980             4,866
Selling, general and
 administrative expense               1,951            3,288               6,488             8,746
Restructuring charge                     --               --               1,300                --
Acquired in-process research
 and development                         --               --                  --             4,900
                                 ----------       ----------          ----------        ----------
      Income (loss) from
       operations                    (1,511)             880              (6,902)           (3,049)

Other income (expense):
      Interest income                    37               42                  95               295
      Interest expense                  (70)             (64)               (129)             (103)
      Other, net                        (18)             (33)                 (7)              (44)
                                 ----------       ----------          ----------        ----------
                                        (51)             (55)                (41)              148
Income (loss) before income
 taxes                               (1,562)             825              (6,943)           (2,901)
Income tax (benefit) expense             --              337                (689)              933
                                 ----------       ----------          ----------        ----------
Net income (loss)                $   (1,562)      $      488          $   (6,254)       $   (3,834)
                                 ==========       ==========          ==========        ==========
Earnings (loss) per share,
 basic                              ($ 0.41)           $0.13             ($ 1.67)          ($ 1.04)
Shares used to compute
 earnings (loss) per share,
 basic                            3,779,000        3,714,000           3,749,000         3,688,000
Earnings (loss) per share,
 diluted                         $    (0.41)      $     0.13          $    (1.67)       $    (1.04)
Shares used to compute
 earnings (loss) per share,
 diluted                          3,779,000        3,876,000           3,749,000         3,688,000

            See notes to condensed consolidated financial statements

                               ASECO CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

(in thousands)

                                                             Nine months ended
                                                       ------------------------------
                                                       December 27,      December 28,
                                                          1998              1997
-------------------------------------------------------------------------------------
Operating activities:
   Net (loss)                                             $(6,254)         $ (3,834)
      Adjustments to reconcile net (loss) to net
       cash used in operating activities:
      Depreciation and amortization                         1,427             1,003
      Acquired in-process research and development             --             4,900
      Loss on sale of plant and equipment                       5                --
      Restructuring charge                                  1,300                --
      Inventory write-off                                     850                --
      Changes in assets and liabilities:
        Accounts receivable                                 5,112            (1,639)
        Inventories, net                                     (629)           (3,309)
        Prepaid expenses and other current assets             (50)             (865)
        Accounts payable and accrued expenses              (4,964)             (815)
        Income taxes payable                                   --               227
                                                          -------          --------

            Total adjustments                               3,051              (498)
                                                          -------          --------

            Cash used in operating  activities             (3,203)           (4,332)

Investing activities:
    Acquisitions net of cash acquired                          --            (6,079)
    Proceeds from sale of plant and equipment                  39                --
    Acquisition of plant and equipment                       (360)           (1,296)
    Increase in software development costs and
    other assets                                             (186)             (295)
                                                          -------          --------

            Cash used in investing activities                (507)           (7,670)

Financing activities:
    Net proceeds from issuance of common stock                 50               337
    Borrowings on line of credit                              372              (225)
    Payments of long-term capital lease obligations           (21)              (11)
                                                          -------          --------

            Cash provided by financing activities             401               101
                                                          -------          --------

Effect of exchange rate changes on cash                         4                 4
            Net decrease in cash and cash equivalents      (3,305)          (11,897)

Cash and cash equivalents at the beginning of period        4,431            14,082
                                                          -------          --------

Cash and cash equivalents at the end of period            $ 1,126          $  2,185
                                                          =======          ========

            See notes to condensed consolidated financial statements

                               ASECO CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      NINE MONTHS ENDED DECEMBER 27, 1998


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 27, 1998 are not necessarily indicative of the results that may be expected for the year ended March 28, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 29, 1998.

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

3. In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" which establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this standard, certain revenues, expenses, gains, and losses recognized during the period are included in comprehensive income, regardless of whether they are considered to be results of operations of the period. During the third quarter of fiscal 1999 total comprehensive loss amounted to $1,573,000 versus comprehensive income of $516,000 for the third quarter of fiscal 1998. Comprehensive loss for the first nine months of fiscal 1999 was $6,242,000 versus comprehensive loss for the first nine months of fiscal 1998 of $3,786,000. The difference between comprehensive income/loss and net income/loss as reported on the Consolidated Statements of Operations is attributable to the foreign currency translation adjustment.

4.  Inventories consisted of:

(in thousands)
                                December 27,             March 29,
                                    1998                   1998
                                    ----                   ----
Raw Material                      $ 6,869                $ 5,612
Work in Process                     3,484                  4,712
Finished Goods                        926                  1,551
                                  -------                -------
                                  $11,279                $11,875
                                  =======                =======

5. On May 23, 1997, the Company acquired 100% of the outstanding stock of Western Equipment Developments (Holdings) Ltd. ("WED") for approximately $6,100,000 in cash. WED designs, manufactures and markets integrated circuit wafer handling robot and inspection systems used to load, sort, transport and inspect wafers during the semiconductor manufacturing process. The acquisition was accounted for as a purchase and accordingly, the results of operations of the acquired business have been included in the Company's consolidated financial statements commencing May 23, 1997. The Company's initial allocation of the purchase price at the date of acquisition resulted in an estimate of acquired in-process research and development of $4,900,000 recorded in the first quarter of fiscal 1998. During fiscal 1998, the Company determined that certain acquired technology was not as developed as originally expected, and certain in-process technology would require more time to develop than originally anticipated. At the end of fiscal 1998, the Company completed the allocation of the purchase price which resulted in an additional in-process research and development charge of $1,200,000 resulting in an aggregate fiscal 1998 charge of $6,100,000. The following table summarizes the unaudited pro-forma consolidated results of operations as if the acquisition had been made as of March 31, 1997, including the aggregate acquired in-process research and development charge of $6,100,000 as if expensed on that date:

                                       Nine months ended
                                       -----------------
                                         December 28,
                                             1997
                                       -----------------
Net sales                                  $35,002
Net loss                                    (6,423)
Earnings (loss) per share                  $ (1.76)


6. In the second quarter of fiscal 1999, the Company announced a plan to consolidate its UK wafer handling and inspection manufacturing operations. This plan includes the closure of the Company's UK facility and related transfer of manufacturing operations to the United States as well as the discontinuation of several older product models in an effort to focus the operation's product offerings. In conjunction with this plan, the Company recorded a $2.2 million special charge including a $850,000 charge to cost of sales for inventory write-downs related to product discontinuations and a $1.3 million restructuring charge in the second quarter of fiscal 1999. The principal components of the restructuring charge include $627,000 for write-down of fixed and other long term assets, $241,000 for severance related charges, $188,000 for a write-down of goodwill related to the impairment of such assets indicated using estimated future cash flows, and $65,000 of lease termination and related costs. As of January 1999 the closure and transfer were substantially complete. Fixed assets written down were disposed of and a significant component of severance related costs were paid.

Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Three and nine months ended December  27, 1998 and December 28, 1997

Results of Operations
---------------------

Net sales for the third quarter of fiscal 1999 decreased 68% to $4.3 million compared to $13.6 million for the third quarter of fiscal 1998. Net sales for the first nine months of fiscal 1999 decreased 55% to $15.3 million compared to $34.0 million for the first nine months of fiscal 1998. The decrease in net sales resulted from fewer unit shipments in fiscal 1999 compared to fiscal 1998 as a result of an industry wide market downturn.

International sales represented approximately 44% of net sales for the third quarter of fiscal 1999 versus 47% in the third quarter of fiscal 1998. On a year to date basis, export sales represented 43% of net sales compared to 39% in the same period last year. Year to date approximately 84% of all international sales were to customers located in the Pacific Rim region.

In the second quarter of fiscal 1999, the Company announced a plan to consolidate its UK wafer handling and inspection manufacturing operations. This plan includes the closure of the Company's UK facility and related transfer of manufacturing operations to the United States as well as the discontinuation of several older product models in an effort to focus the operation's product offerings. (See Note 6 to the Condensed Consolidated Financial Statements included herein). In conjunction with this plan, the Company recorded a $2.2 million special charge including a $850,000 charge to cost of sales for inventory write-downs related to product discontinuations and a $1.3 million restructuring charge. The principal components of the restructuring charge include $627,000 for write-down of fixed and other long term assets, $241,000 for severance related charges, $188,000 for a write-down of goodwill related to the impairment of such assets indicated using estimated future cash flows, and $65,000 of lease termination and related costs. As of January 1999, the closure and transfer were substantially complete. Fixed assets were disposed of and a significant component of severance related costs were paid.

Gross margin for the third quarter of fiscal 1999 was 36% compared to 45% in the same quarter last year. Gross margin for the first nine months of fiscal 1999 was 32% compared to 46% in the same period last year. The third quarter fiscal 1999 decline in gross margin resulted from higher than normal discounts offered during the quarter to ensure timing of orders and convert inventory to cash in the quarter, a product shipment mix including a larger component of the Company's lower gross margin products and, to a lesser extent, manufacturing excess capacity resulting from lower production levels. In addition to the above factors, the decline in gross margin for the first nine months of fiscal 1999 compared to fiscal 1998 was also the result of the $850,000 special charge to cost of sales recorded in the second quarter of fiscal 1999 (See Note 6 of Condensed Consolidated Financial Statements).

Research and development expenses decreased 43% to $1.1 million in the third quarter of fiscal 1999 from $1.9 million in the third quarter of fiscal 1998. Research and development expenses increased as a percentage of sales to 26% in the third quarter of fiscal 1999 from 14% in the third quarter of fiscal 1998 due to the decline in net sales. Research and development expenses decreased 18% to $4.0 million for the first nine months of fiscal 1999 from $4.9 million for the first nine months of fiscal 1998. The decrease in research and development spending in the comparable periods was principally a result of reduced headcount. Development spending in the third quarter of fiscal 1999 was focused on various enhancements and features for the Company's test handler products.

During the nine month period ended December 28, 1998, the Company recorded a special charge to earnings of $4.9 million for acquired in-process research and development related to the initial allocation of the purchase price of the Company's acquisition of Western Equipment Developments Holdings ("WED") (See
Note 5 to the Condensed Consolidated Financial Statements included herein).

Selling, general and administrative expenses for the third quarter of fiscal 1999 were $2.0 million versus $3.3 million for the third quarter of fiscal 1998. Selling, general and administrative expenses for the first nine months of fiscal 1999 were $6.5 million versus $8.7 million for the first nine months of fiscal 1998. The decrease in selling, general and administrative expenses was primarily the result of workforce reductions, a Company wide freeze on discretionary spending and the spending reductions realized from the consolidation of the Company's UK wafer handling and inspection business.

Operating loss in the third quarter of fiscal 1999 was $1.5 million versus operating income of $880,000 in the third quarter of fiscal 1998. Operating loss for the first nine months of fiscal 1999 was $6.9 million versus operating loss of $3.0 million in the first nine months of fiscal 1998. The year to date operating loss of $6.9 million is the result of both the $2.2 million special charge recorded during the second quarter (See Note 6 to the Company's Condensed Consolidated Financial Statements included herein) and the decline in sales.

The Company recorded no tax provision in the third quarter of fiscal 1999 as no additional benefits from operating loss carrybacks were available. The Company recorded income tax expense of $337,000 in the third quarter of fiscal 1998.
On a year to date basis, the Company recorded income tax benefit of $689,000 in fiscal 1999 versus income tax expense of $933,000 in fiscal 1998.

As a result of the foregoing, net loss for the third quarter of fiscal 1999 was $1.6 million, or $0.41 per diluted share, as compared to net income of $488,000, or $0.13 per diluted share, for the third quarter of fiscal 1998. Net loss for the first nine months of fiscal 1999 was $6.3 million, or $1.67 per diluted share, as compared to net loss of $3.8 million, or $1.04 per share, for the first nine months of fiscal 1998.

Liquidity and Capital Resources
-------------------------------

The Company historically has funded its operations primarily through cash flow from operations, bank borrowings and the private and public sale of equity securities. At December 27, 1998, the Company had cash and cash equivalents of approximately $1.1 million and working capital of approximately $14.0 million.

The Company used approximately $3.2 million of cash from operations during the first nine months of fiscal 1999. Accounts receivable decreased generating cash
of approximately $5.0 million in the first nine months of fiscal 1999.   The
overall lower level of accounts receivable at the end of the third quarter of fiscal 1999 is due to the decrease in sales volume during the nine month period. For the first nine months of fiscal 1999, the Company used approximately $629,000 for material purchases which occurred principally in the first quarter of fiscal 1999 as the Company was not able to reduce its build plan early enough
in the first quarter to facilitate timely cancellation of orders.   Accounts
payable and accrued expenses decreased approximately $5.0 million as a result of lower business volume.

The Company used approximately $507,000 in cash for investing activities during the first nine months fiscal 1999. The Company spent approximately $360,000 on capital equipment purchases and $186,000 to fund internal software development costs.

The Company generated cash from financing activities in the first nine months of fiscal 1999 of $401,000, primarily as a result of borrowings under the working capital line of credit.

The Company has a $5 million revolving credit line with the bank which expires in September 1999. At December 27, 1998, borrowings under such credit line were $372,000 and an additional $1.6 million was available for borrowing. At February 10, 1999, borrowings under such credit line were $475,000 and an additional $1.5 million was available for borrowing. The revolving credit line is secured by all assets of the Company. The credit agreement establishing this line of credit prohibits the payment of dividends without the bank's consent and requires maintenance of specified debt to net worth, current ratios and net income levels. As of February 10, 1999, the Company was in compliance with all financial covenants of its credit agreement.

The Company expects to continue to experience a slowdown in the volume of business due to adverse market conditions in the semiconductor industry. As a result, the Company intends to monitor,and further reduce if necessary, its expenses if projected lower net sales levels continue. Although the Company anticipates that it will incur losses in future quarters which will negatively impact its liquidity position, the Company believes that funds generated from operations, existing cash balances and available borrowing capacity will be sufficient to meet the Company's cash requirements for at least the next twelve months. However, if the Company is unable to meet its operating plan, and in particular its forecast for product shipments, the Company may require additional capital. There can be no assurance that if the Company is required to secure additional capital that such capital will be available on reasonable terms, if at all, at such time as required by the Company.

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

In the second quarter of fiscal 1999, Company completed its implementation of a new enterprise-wide management information system that the vendor has represented is Year 2000 compliant. In addition, the Company has completed an assessment of other software used by the Company for Year 2000 compliance and has noted no material instances of non-compliance. On an on-going basis, the Company reviews each of its new hardware and software purchases to ensure that it is Year 2000 compliant. The Company has also conducted a review of its product line and has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant.

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

Cautionary Statement for Purposes of  "Safe Harbor" Provisions of the Private
-----------------------------------------------------------------------------
Securities Litigation Reform Act of 1995
---------------------------------------

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

                               ASECO CORPORATION

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings:

          None.

Item 2.   Changes in Securities and Use of Proceeds:

          None.

Item 3.   Defaults upon Senior Securities:

          None.

Item 4.   Submissions of Matters to a Vote of Security Holders:

          None.

Item 5.   Other Information:

          None.

Item 6.   Exhibits and reports on Form 8-K:

          a. Exhibits  None

          b. There were no reports on Form 8-K filed for the three months ended December 27, 1998.

                               ASECO CORPORATION

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      Signature                        Title                        Date

/s/ Sebastian J. Sicari      President, Chief Executive       February 10, 1999
-----------------------      Officer,
Sebastian J. Sicari          (principal executive officer)



/s/ Mary R. Barletta         Vice President, Chief            February 10, 1999
---------------------        Financial Officer, Treasurer
Mary R. Barletta             (principal financial and
                             accounting officer)