Form 10-K405
period 1999-03-28
ASECO CORP
filed 1999-07-13
CIK 896645

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 for fiscal year ended March 28, 1999

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X .

  The aggregate market value of voting stock held by non-affiliates of the registrant was $3,850,658 as of May 28, 1999.

                                   3,850,658
       (Number of shares of common stock outstanding as of May 28, 1999)

                      Documents Incorporated by Reference

  Part III incorporates by reference certain information from the Registrant's proxy statement for the annual meeting of stockholders to be held on August 11, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

Overview

  Aseco designs, manufactures and markets test handlers used to automate the testing of integrated circuits in surface mount packages. Aseco provides high quality, versatile test handlers designed to maximize the productivity of the significantly more costly testers with which they operate. Aseco also designs, manufactures and markets integrated circuit wafer handling and inspection systems. These systems are used to load, sort and transport wafers during both manual and automatic inspection as well as other wafer processing steps in the semiconductor manufacturing process.

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

Aseco's Automation Equipment

 Test Handlers

  Test handlers are used to automate the electrical testing of IC devices. IC devices are loaded into the handler from tubes, magazines or trays. They are then transported to a temperature chamber within the test handler where they are thermally conditioned at temperatures typically ranging from -55 to + 155 Celsius to simulate operating extremes for the IC device. After the IC devices are stabilized at a specified temperature, the test handler positions the IC devices within a contactor, which provides an electrical connection between the IC device and the tester and insulates the tester from the temperature extremes inside the handler. Test routines can last from fractions of a second to minutes depending on the type of IC device being tested and the purpose of the test. After testing, the tester signals the test handler to sort the IC devices into various categories for shipment, additional testing or disposal.

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

 Test Handler Products

  The Company's test handlers share certain common features including the ability to operate at cold, ambient and hot temperatures and a menu-driven CRT user interface that displays test handler performance and diagnostic information. The following is a complete list of the Company's test handler product offerings:

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

Model S-170CS Test Handler

  The S-170CS is a modified version of the S-170. The S-170CS offers all the features and capabilities of the S-170 including plunge to board capability. This test handler, which is used to handle newer chip-scale packages, offers a significantly faster and less expensive alternative to conventional "pick-and-place" test handlers traditionally used to handle chip scale packages.

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

Model S-450 Test Handler

  The S-450 test handler employs an air-bearing transport system. This product incorporates the many features of Aseco's other test handlers, while incorporating additional capabilities such as a touch screen user interface, multi-site testing, high throughput and automated IC device loading and unloading. The S-450 handles PLCC, SOIC(W), Molded Carrier Ring (MCR) devices and may be used in SRAM applications. The multi-site test capability of the S-450 allows up to eight IC devices to be tested simultaneously, can be converted to handle numerous IC device package types and, like the Company's other test handler models, allows testing at hot, cold and ambient temperatures.

Model VT8000 Test Handler

  The VT8000 employs a combination of machine vision and multi track belt conveyance to enable more gentle handling of fragile devices. The VT8000 allows up to 16 IC devices to be tested simultaneously with simplified conversion kits resulting in cost savings for customers and less complicated set up and changeover. Machine vision facilitates lead inspection of IC devices before and after testing to identify parts with damaged leads. The VT8000 handles a variety of package types and incorporates an optional plunge-to board feature.

 Wafer Handling and Inspection Automation Equipment

  Wafer handling and inspection equipment is used to automate the transfer and inspection of wafers between semiconductor manufacturing process steps. Generally, wafers are transported through the factory in receptacles called cassettes. Basic bench top wafer handling equipment extracts a wafer from a cassette and places it on a horizontal stage where microscope inspection takes place. More sophisticated bench top equipment facilitates "macro-inspection" of wafers (i.e., not under a microscope) by placing each wafer on a stage which tilts and rotates the wafer at all angles under a high intensity lamp to reveal defects.

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

 Key Wafer Automation Equipment Features

  Cleanliness--Semiconductor wafer fabrication is conducted under ultra-clean conditions; therefore, cleanliness of the equipment which operates in this environment is important. Aseco achieves cleanliness in its wafer automation and inspection equipment by covering all moving parts, ensuring that all moving parts are below the wafer plane and carefully selecting the materials used to make the equipment.

  As wafer sizes and therefore equipment sizes grow and as cleanliness assumes greater importance, the cost of producing wafer fabrication cleanrooms will become prohibitively high. As an alternative, minienvironment technology offers lower costs in the construction of cleanrooms. Within such minienvironments, only the air immediately above the equipment where the wafer resides needs to be clean and this area is isolated by shields from the general area surrounding the equipment. Wafers are carried from process to process in sealed boxes which interface with the equipment shield via a "SMIF" Port (Standard Mechanical Interface). Aseco's entire range of benchtop and integrated systems are compatible with SMIF technology.

  Safety of Handling--Each wafer processed by a semiconductor manufacturer requires dozens of costly passes through each manufacturing process and ultimately yields numerous individual IC's. As a result, safety of handling, or zero wafer breakage, is of paramount importance to semiconductor manufacturers. Aseco has achieved safe handling using designs which incorporate both hardware sensors and software checks.

  Versatility--An important aspect of Aseco's technology and product range is the maximum wafer size that it can accommodate. State of the art fabrication units currently are running 8 inch (200mm) wafers. The next generation wafer size is expected to be 12 inches. Aseco offers a full range of 6 inch and 8 inch compatible equipment and plans to broaden its product line to accommodate 12-inch wafers in time to take advantage of the construction of fabrication plants needed to produce 12-inch wafers.

 Wafer Handling and Inspection Products

  The following is a complete list of the Company's wafer handling and inspection product offerings:

Model AL-1000

  The AL-1000 extracts a wafer from its carrying cassette and places it on a flat, horizontal stage, usually for microscope inspection. Wafers can be selected specifically or randomly for quality assurance functions. The microscope operator is freed from the delicate and potentially damaging task of manipulating the wafer to concentrate on the inspection task.

Model AV-1000

  The AV-1000 shares the same functions and features of an AL-1000 and has a built in "macro-inspection" stage, which tilts and rotates the wafer at all angles ensuring good visibility of all surface features of the wafer. A high intensity lamp shines on the wafer surface revealing wafer defects.

Model AS-1000

  The AS-1000 is an integrated solution allowing semiconductor wafers to be automatically identified and sorted using advanced vision processing. Operator contact is eliminated as wafer movements are completed by a precision robotic transfer module ensuring clean and safe transfers. The AS-1000 may be fitted with an optional SMIF minienvironment SubClass 1, which creates a clean environment surrounding the cassette transport modules.

Model AI-1000

  The AI-1000 is an integrated inspection station that provides fully automatic detection of surface contamination, damage and process errors and dimensional tolerance failures on semiconductor wafers. The machine incorporates an autosizing function for 4 to 8 inch wafers, which speeds set up and changeover for multi-size fabrication operations. Wafers are pre-aligned, automatically identified by machine vision and loaded to the microscope for fine alignment and flaw detection. The machine collects and stores inspection data for future recall and reference.

 Remanufacturing Services

  The Remanufacturing Services Group provides services such as machine upgrades, reconditioning and reconfiguration for all of the Company's test handler models.

 Distribution Agreements

  In November 1997, Aseco entered into a distribution agreement with Rasco A.G. ("Rasco") pursuant to which Aseco markets and sells Rasco's SO1000 test handler in the United States, Canada and Taiwan. The SO1000 is a high speed, multi-site gravity fed test handler especially suited to high volume semiconductor test floors. It is designed to handle small SOIC, SSOP, TSSOP, MSOP, and SOT packages in dual as well as quad test site configuration.

Customers

  Customers for the Company's products are primarily semiconductor manufacturers, but also include volume purchasers of IC devices and companies engaged in the business of testing IC devices for others.

  Since its inception, the Company has sold 1,390 test handler systems to approximately 145 customers in more than 161 worldwide locations. In fiscal 1999, two customers, Analog Devices, Inc., and Motorola accounted for 14% and 13% of net sales, respectively. In fiscal 1998, two customers, Maxim Integrated Products, Inc and Analog Devices, Inc., accounted for 23% and 16% of net sales, respectively. In fiscal 1997, one customer, Analog Devices, Inc., accounted for 17% of net sales.

Sales and Marketing

  The Company markets its products primarily through manufacturers' representative organizations and, in certain geographic regions, a direct sales force. As of March 28, 1999, the Company had 15 United States manufacturers' representatives and 11 international manufacturers' representatives located in England, Germany, France, Israel, Hong Kong, Italy, Malaysia, Singapore, Sweden, and Taiwan.

  The Company's sales organization coordinates the activities of the Company's manufacturers' representatives and actively participates with them in selling efforts. Aseco provides sales and technical support to its manufacturers' representatives through the Company's sales and service offices in Marlboro, Massachusetts, Santa Clara, California, and Singapore. The Company employs a direct sales force to market and sell test handlers in New England. The Company's marketing efforts include participation in industry trade shows and production of product literature. These efforts are designed to generate sales leads for the Company's manufacturers' representatives.

  To date, the Company's international sales have been primarily to customers located in the Asia Pacific region (excluding Japan) and Western Europe. International sales accounted for approximately 39%, 36%, and 52% of the Company's net sales in fiscal 1999, 1998, and 1997, respectively.

  During fiscal 1999 and 1998 a small percentage of the Company's international sales were invoiced in foreign currencies and, accordingly, were subject to fluctuating currency exchange rates. The Company's international sales are subject to certain risks common to many export activities, such as governmental regulations, export license requirements and the risk of imposition of tariffs and other trade barriers.

Backlog

  The Company's backlog, which consists of customer purchase orders which the Company expects to fill within the next twelve months, was approximately $1,285,000 as of March 28, 1999 compared to approximately $4,011,000 as of March 29, 1998. Because all purchase orders are subject to cancellation or delay by customers with limited or no penalty, the Company's backlog is not necessarily indicative of future revenues or earnings. The Company typically ships its test handlers and wafer automation equipment within eight to ten weeks of receipt of purchase order and its conversion kits and spare parts within a shorter period.

Customer Service

  The Company believes that strong customer service is important in achieving its goal of high customer satisfaction. Aseco's customer service organization, augmented by the Company's engineering personnel, provides product training, telephone technical support, applications support, maintenance and operations manuals and on-site service and repair. Such services are provided from the Company's headquarters in Marlboro, Massachusetts and from one other domestic and one international field service center, each strategically located near customers to minimize response time to customer service requests. In addition, the Company's eleven international manufacturer's representatives maintain field service centers.

  The Company warranties its products against defects in material and workmanship for a period of up to one year. To date, the Company's warranty claims have not been material. The Company believes its accrual for product warranties at March 28, 1999 is adequate.

Product Development

  The Company believes that its future success will depend in large part on its ability to enhance and broaden, with the input of its customers, its existing product line to meet the evolving needs of the test handler market. To date, the Company has relied on internal development and two acquisitions (the TL-50, the forerunner of the S-200, and the Company's wafer automation and inspection equipment) to extend its product offering. The Company is continually engaged in improving its current products and expanding the types of IC devices its test handlers can accommodate and the size of wafers its wafer automation equipment can manage. In addition, the Company is currently focused on the continued development of enhancements and features for its current automation products. As the semiconductor equipment market continues to develop, the software component of the Company's products plays an increasingly important role. The Company currently develops all software in-house and would as needed expand its expertise in this area by hiring additional personnel.

Manufacturing and Supply

  The Company manufactures its products at its facilities in Marlboro, Massachusetts. In the second quarter of fiscal 1999, the Company announced a plan to consolidate its UK wafer handling and inspection operations. This plan included the closure of the Company's UK facility and related transfer of manufacturing and other operations to the United States (See "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The Company's manufacturing operations consist of procurement and inspection of components and subassemblies, assembly and extensive testing of finished products.

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

Intellectual Property Rights

  Aseco attempts to protect the proprietary aspects of its products with patents, copyrights, trade secret laws and internal nondisclosure safeguards. The Company has several patents covering certain features of the S-200 and the contactor elements incorporated in certain of its other test handlers. In addition, the Company has a patent application pending with respect to the machine vision technology in the VT8000. The source code for all software contained in the Company's products is protected as a trade secret and as unpublished copyrighted work. In addition, the Company has entered into nondisclosure and assignment of invention agreements with each of its key employees. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as a trade secret.

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

Employees

  As of March 28, 1999, Aseco had 116 regular employees and 4 contract employees including 42 in manufacturing, 36 in engineering and product development, 11 in general administration and finance, 28 in sales and marketing and 3 in customer service. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are adequate.

ITEM 2. PROPERTIES

  The Company's administrative, manufacturing and product development, and its principal sales, marketing and field service office is located in Marlboro, Massachusetts where the Company occupies approximately 61,000 square feet under a lease that expires in May 2000.

  The Company also leases and occupies approximately 2,900 square feet of space in Santa Clara, California under a lease that expires in fiscal 2001 and 213 square meters of space in Singapore under a lease that expires in September 2000. The Company uses these latter two locations for sales and field service support operations.

  The Company believes its facilities are adequate for all its reasonable foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended March 28, 1999.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth the executive officers of the Company, their ages, present position and principal occupations held for at least the past five years.

Name                  Age Position
----                  --- --------
Sebastian J.
 Sicari.............   47 President, Chief Executive Officer
Mary R. Barletta....   38 Vice President, Chief Financial Officer, Treasurer
Robert L. Murray....   47 Vice President, Worldwide Customer Support
Robert E. Sandberg..   41 Vice President, Sales
Richard S. Sidell...   56 Vice President and Chief Technologist
Phillip J. Villari..   50 Vice President, Engineering & Manufacturing Operations

  Mr. Sicari has been President and Chief Executive Officer of the Company since August 1998. Mr. Sicari served as President and Chief Operating Officer of the Company from June 1998 until August 1998. Mr. Sicari served as Vice President, Finance and Administration and Chief Financial Officer of the Company from December 1985 until June 1998, served as Treasurer of the Company from July 1988 until August 1998 and has been a Director since 1993.

  Ms. Barletta has been Vice President, Chief Financial Officer of the Company since June 1998 and Treasurer since August 1998. Ms. Barletta served as Vice President, Corporate Controller from August 1997 to June 1998 and served as Corporate Controller since 1993.

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

  Dr. Sidell has been Vice President and Chief Technologist since October 1998. From 1996 to 1998, Dr. Sidell was Director of Product Engineering, Semiconductor Business Unit, Electro Scientific Industries, Inc., a manufacturer of laser based equipment for circuit fine tuning, memory repair along with equipment for testing surface mount capacitors. Prior to joining ESI in 1996, Dr. Sidell was Senior Vice President of Engineering at XRL, Inc., a manufacturer of laser-based capital equipment.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Aseco Corporation's common stock is traded on the NASDAQ National Market under the symbol "ASEC." The table below sets forth the high and low sale prices of the common stock during the two most recent fiscal years:

                                                                       1999
                                                                   -------------
Period                                                              High   Low
------                                                             ------ ------
First Quarter.....................................................  $8.00  $3.66
Second Quarter....................................................   4.31   1.00
Third Quarter.....................................................   2.50    .63
Fourth Quarter....................................................   2.66   1.19

                                                                       1998
                                                                   -------------
Period                                                              High   Low
------                                                             ------ ------
First Quarter..................................................... $13.38 $ 8.63
Second Quarter....................................................  19.00  10.63
Third Quarter.....................................................  18.88   8.38
Fourth Quarter....................................................  11.38   7.25

  On May 28, 1999, the closing price of the Company's common stock was $1.00 per share. On such date there were 3,850,658 shares outstanding held of record by 109 persons. This number does not include stockholders for whom shares are held in a "nominee" or "street" name.

  The Company has not paid cash dividends on its common stock and does not intend to do so in the foreseeable future. The Company's bank line of credit prohibits the payment of cash dividends without the bank's consent.

ITEM 6. SELECTED FINANCIAL DATA

                                                 Year Ended
                              -------------------------------------------------
                              March 28,  March 29, March 30, March 31, April 2,
                                1999       1998      1997      1996      1995
                              ---------  --------- --------- --------- --------
                                   (in thousands, except per share data)
Statement of Operations Data
Net sales...................  $ 19,218    $44,246   $34,320   $41,569  $29,192
Income (loss) from
 operations.................   (14,320)    (8,411)    2,623     6,397    3,987
Net income (loss)...........   (13,673)    (8,143)    2,288     4,406    3,088
Earnings (loss) per share,
 diluted....................     (3.64)     (2.20)      .62      1.17      .85

Balance Sheet Data
Total assets................  $ 15,324    $33,691   $36,640   $36,681  $29,267
Long term capital lease
 obligations................       --          25        29        42       53
Stockholders' equity........    10,005     23,582    31,113    28,416   22,711

  In the second quarter of fiscal 1999, the Company announced a plan to consolidate its UK wafer handling and inspection operations. This plan included the closure of the Company's UK facility and related transfer of manufacturing and other operations to the United States as well as the discontinuation of several older product models in an effort to focus the operation's product offerings. (See Note M to the Consolidated Financial Statements). In conjunction with this plan, the Company recorded a $2.2 million special charge including a $850,000 charge to cost of sales for inventory write-downs related to product discontinuation and a $1.3 million restructuring charge. The principal components of the restructuring charge include $627,000 for a write-down of fixed and other long-term assets no longer used by the operation, $241,000 for severance related charges, $325,000 for a write-down of goodwill related to the impairment of such assets indicated using estimated future cash flows, and $65,000 of lease termination and related costs. As of January 1999, the closure and transfer were substantially complete, fixed assets were disposed of and severance related costs were paid.

  In the fourth quarter of fiscal 1999, the Company recorded a special charge of $6.2 million. The charge reflects the impact of continuing unfavorable conditions in the semiconductor capital equipment market, a more gradual recovery than was previously anticipated and expected future technology changes in this market upon the Company's product line, cost structure and asset base (See Note M to the Consolidated Financial Statements). Components of the charge include 1) a $5.0 million charge to cost of goods sold for write-downs related principally of excess inventory based on revised fiscal year 2000 and beyond forecasted operating plans; 2) a $351,000 charge to research and development for the write-down of development equipment no longer used by the Company as a result of a refocusing of development efforts to address expected technology changes and; 3) a $854,000 charge to selling, general and administrative expense including $544,000 related to the write-down of various assets whose net realizable value was adversely affected based on revised fiscal year 2000 and beyond forecasted operating plans, $280,000 related to costs associated with the layoff of 13 employees and $30,000 related to the closure of the Company's Malaysian subsidiary.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operation--Fiscal 1999 Versus Fiscal 1998

  Net sales for fiscal 1999 decreased 57% to $19.2 million from $44.2 million in fiscal 1998. The decrease in net sales resulted from a 69% decrease in units shipped during fiscal 1999 compared to fiscal 1998 as a result of an industry wide semiconductor market downturn causing a drop in demand for semiconductors and semiconductor capital equipment during the latter part of fiscal 1998 and throughout fiscal 1999.

  As a percentage, international sales increased to 39% of net sales in fiscal 1999 compared to 36% of net sales in fiscal 1998. Approximately 81% of all international sales were to customers located in the Pacific Rim region.

  As noted above, the Company began experiencing declining bookings and, as a result, lower net sales in the fourth quarter of fiscal 1998 as a result of adverse market conditions in the semiconductor industry. The Company expects that such market conditions will continue into the foreseeable future and as a result, will continue to unfavorably impact bookings and net sales levels for some period of time. (See Liquidity and Capital Resources)

  In the second quarter of fiscal 1999, the Company announced a plan to consolidate its UK wafer handling and inspection operations. This plan included the closure of the Company's UK facility and related transfer of manufacturing and other operations to the United States as well as the discontinuation of several older product models in an effort to focus the operation's product offerings. (See Note M to the Consolidated Financial Statements). In conjunction with this plan, the Company recorded a $2.2 million special charge including a $850,000 charge to cost of sales for inventory write-downs related to product discontinuation and a $1.3 million restructuring charge. The principal components of the restructuring charge include $627,000 for a write-down of fixed and other long-term assets no longer used by the operation, $241,000 for severance related charges, $325,000 for a write-down of goodwill related to the impairment of such assets indicated using estimated future cash flows, and $65,000 of lease termination and related costs. As of January 1999, the closure and transfer were substantially complete, fixed assets were disposed of and severance related costs were paid.

  In the fourth quarter of fiscal 1999, the Company recorded a special charge of $6.2 million. The charge reflects the impact of continuing unfavorable conditions in the semiconductor capital equipment market, a more gradual recovery than was previously anticipated and expected future technology changes in this market upon the Company's product line, cost structure and asset base (See Note M to the Consolidated Financial Statements). Components of the charge include 1) a $5.0 million charge to cost of goods sold for write-downs related principally of excess inventory based on revised fiscal year 2000 and beyond forecasted operating plans; 2) a $351,000 charge to research and development for the write-down of development equipment no longer used by the Company as a result of a refocusing of development efforts to address expected technology changes and; 3) a $854,000 charge to selling, general and administrative expense including $544,000 related to the write-down of various assets whose net realizable value was adversely affected based on revised fiscal year 2000 and beyond forecasted operating plans, $280,000 related to costs associated with the layoff of 13 employees and $30,000 related to the closure of the Company's Malaysian subsidiary. As of June 1999, fixed assets deemed no longer useable were put out of service and segregated for disposal, and all severance related costs were paid.

  Gross profit for fiscal 1999 was $1.4 million, or 7% of net sales, compared to $17.5 million, or 40% of net sales, in fiscal 1998. The fiscal 1999 decline in gross profit resulted from a product shipment mix including a larger component of the Company's lower gross margin products, manufacturing excess capacity because of lower production levels and special charges of $5.9 million relating to cost of goods sold, described above, recorded during fiscal 1999.

  Research and development costs decreased 22% to $5.3 million in fiscal 1999 from $6.8 million in fiscal 1998. Fiscal 1999 research and development expenses included a special charge of $351,000 previously described. Net of the charge, the decrease in research and development costs during fiscal 1999 was principally due to decreased headcount.

  Selling, general and administrative expenses decreased 30% to $9.1 million in fiscal 1999 from $13.0 million in fiscal 1998. Selling, general and administrative expenses included a special charge of $854,000 in fiscal 1999 previously described and a special charge of $1.5 million in fiscal 1998 described in "Results of Operations--Fiscal 1998 versus Fiscal 1997." Net of such charges in each year, the decrease in selling, general and administrative expenses during fiscal 1999 was a result of reductions in headcount and strict controls over discretionary spending during the year.

  As a result of the above, the Company generated an operating loss of $14.3 million (including $8.4 million of special charges) for fiscal 1999 compared to an operating loss of $8.4 million (including $9.4 million of special charges) for fiscal 1998.

  Other income, net consists principally of interest income earned on cash and cash equivalents and interest expense paid on the Company's outstanding line of credit balance.

  The Company recorded a tax benefit of $690,000 in fiscal 1999 compared to a tax benefit of $139,000 in fiscal 1998. No tax benefit was recorded in the third or fourth quarters of fiscal 1999 because no additional benefits from operating loss carryback provisions were available to the Company. Furthermore in fiscal 1999, the Company recorded a valuation allowance for deferred tax assets, principally representing net operating loss carryforwards and other deferred tax assets the realization of which the Company does not deem more likely than not.

  Net loss for fiscal 1999 was $13.7 million, or $3.64 per share, compared to net loss for fiscal 1998 of $8.1 million, or $2.20 per share.

 Results of Operations--Fiscal 1998 versus Fiscal 1997

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

  International sales declined to 36% of net sales in fiscal 1998 compared to 52% of net sales in the prior fiscal year. International sales, which represented approximately 46% of sales through the third quarter of fiscal 1998, decreased substantially to 20% of sales in the fourth quarter as orders from countries in the Far East slowed.

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

  Research and development costs increased approximately 30% to $6.8 million in fiscal 1998 from $5.2 million in fiscal 1997. Research and development costs were 15% of sales in both fiscal years. The increase in such spending resulted from the addition of Western Equipment Developments (Holdings) Ltd. ("WED") in the first quarter of fiscal 1998 (see Note L to the Consolidated Financial Statements), and the hiring of additional engineering personnel and procurement of prototype material for continuing development projects.

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

  The Company's initial allocation of purchase price at the date of its acquisition of WED resulted in an estimate of acquired in-process research and development of $4.9 million, and developed technology, goodwill and other intangibles totaling $3.0 million. However, during 1998, the Company determined that certain acquired technology was not as developed as originally expected, and certain in-process technology would require more time to develop than originally anticipated. At the end of fiscal 1998, the Company completed the allocation of the purchase price and estimated the fair values of the acquired in-process research and development, developed technology, goodwill and other intangibles using estimated future discounted cash flows. The final allocation resulted in an additional in-process research and development charge of $1.2 million recorded in the fourth quarter, resulting in an aggregrate charge of $6.1 million for fiscal 1998. The acquired in-process research and development had not yet reached technological feasibility and had no alternative future use. As of the end of fiscal 1998, the Company estimated that $1.2 million would be expensed over the next three years in connection with the completion of acquired research and development. During fiscal 1999 the Company incurred approximately $600,000 related to the completion of these products. None of the new products was completed or shipped in fiscal 1999; however, the Company expects that such products will be ready for customer shipment beginning in fiscal 2000. The Company does not expect to exceed its original estimate of $1.2 million.

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

  The Company recorded a tax benefit of $139,000 in fiscal 1998 compared to a tax provision of $1.0 million in fiscal 1997. The Company's tax rate was affected by the inability to offset losses incurred by WED against income earned in the United States and the write-off of acquired in process research and development and goodwill associated with the acquisition of WED, both of which are not deductible for tax purposes. Furthermore, the Company recorded a valuation allowance principally representing net operating loss carryforwards and other deferred tax assets at WED the realization of which the Company does not deem to be more likely than not. The effective tax rate for fiscal 1997 was 30%.

  Net loss for fiscal 1998 was $8.1 million, or $2.20 per share, compared to net income for fiscal 1997 of $2.3 million, or $.62 per diluted share.

 Liquidity and Capital Resources

  The Company historically has funded its operations primarily through cash flows from operations, bank borrowings and the private and public sale of equity securities. At March 28, 1999, the Company had cash and cash equivalents of $754,000, net of borrowings, and working capital of approximately $7.8 million.

  The Company used approximately $3.0 million in cash for operating activities during fiscal 1999. The primary working capital factors affecting cash from operations were accounts receivable and accounts payable and accrued expenses. Accounts receivable decreased approximately $5.1 million as a result of the decrease in net sales in fiscal 1999 versus fiscal 1998. Accounts payable and accrued expenses decreased approximately $4.6 million during the fiscal year as a result of the decrease in business volume in fiscal 1999.

  The Company used approximately $579,000 in cash during fiscal 1999 to fund the acquisition of capital equipment which included the completion of the Company's implementation of a new enterprise-wide management information system and $200,000 to fund internal software development costs.

  The Company generated cash from financing activities in fiscal 1999 of approximately $118,000 from employee stock purchases under the Company's employee stock option and stock purchase plans and $475,000 from borrowings under the Company's working capital line of credit.

  The Company has a revolving line of credit with a bank which expires November 1, 1999 (the "Line of Credit"). Borrowings under the Line of Credit were $475,000 and $575,000 at March 28, 1999 and June 27, 1999, respectively. As of June 27, 1999, maximum availability under the Line of Credit was equal to the lesser of (i) $1.3 million or (ii) 80% of qualified accounts receivable (the "Borrowing Base"). Such maximum availability decreases to the lesser of
(i) $350,000 or (ii) the Borrowing Base after the earlier of August 31, 1999 or receipt by the Company of a refund of federal taxes paid by the Company in respect of fiscal 1998 and prior years, which refund the Company expects will be approximately $1.3 million. At June 27, 1999, the Borrowing Base was $1.3 million. The Credit Line is secured by all assets of the Company. The credit agreement establishing the Credit Line prohibits the payment of dividends without the bank's consent and requires the maintenance of specified debt to net worth and current ratios. The credit agreement also requires that the Company maintain a minimum capital base and not incur net losses of more than a specified amount. As of March 28, 1999, the Company was in default of the debt to net worth and net loss covenants but has since obtained appropriate waivers from the bank. The Company is currently refinancing its bank debt and has received a commitment from another lender to provide a replacement credit line to the Company. The replacement line of credit will have a two-year term and will allow for maximum availability of $3.0 million based on a percentage of qualified accounts receivable and inventory. The line will be secured by all the assets of the Company and will be subject to certain financial covenants including specified levels of net worth, and debt to net worth ratios and limitations on capital expenditures. The replacement line of credit will accrue interest at a rate of prime plus 1.5%. The bank may alter or terminate its commitment with respect to the replacement line of credit if there is any material adverse change in the Company's financial position or otherwise. However, to the extent that there is a shortfall of funds under the commitment, management has the ability and intent to adjust the Company's cash flows to be able to meet operational needs at least through the end of fiscal 2000.

  The Company expects to continue to experience a slowdown in the volume of business due to adverse market conditions in the semiconductor industry, a more gradual recovery than was previously anticipated and the effect of expected future technology changes in this market upon the Company's product line. As a result, the Company intends to monitor, and further reduce if necessary, its expenses if projected lower net sales levels continue. Although the Company anticipates that it will incur losses in future quarters which will negatively impact its liquidity position, the Company believes that funds generated from operations, existing cash balances and available borrowing capacity will be sufficient to meet the Company's cash requirements for at least the next twelve months. (See Note E and Note O to the Consolidated Financial Statements). However, if the Company is unable to meet its operating plan, and in particular its forecast for product shipments, the Company may require additional capital. There can be no assurance that if the Company is required to secure additional capital that such capital will be available on reasonable terms, if at all, at such time as required by the Company.

  The Company has been notified by The Nasdaq-Amex Group that the Company currently is not in compliance with the Nasdaq National Market listing requirement that the market value of the Company's common stock held by the public be greater than $5,000,000. If the Company is unable to satisfy this requirement for at least ten consecutive days prior to September 16, 1999, its common stock will be delisted at the opening of business on September 20, 1999. Although in that event the Company could apply to list its shares with the Nasdaq SmallCap Market, its delisting from the Nasdaq National Market could adversely affect the liquidity of the Company's stock. In addition, delisting from the Nasdaq National Market might negatively impact the Company's reputation and, as a consequence, its business.

 Year 2000

  Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in a computer recognizing a date using "00" as the year 1900 rather than the year 2000. This in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem".

  In the second quarter of fiscal 1999, the Company completed its implementation of a new enterprise-wide management information system that the vendor has represented is Year 2000 compliant. In addition, the Company has completed an assessment of other software used by the Company for Year 2000 compliance and has noted no material instances of non-compliance. On an on-going basis, the Company reviews each of its new hardware and software purchases to ensure that it is Year 2000 compliant. The Company also has conducted a review of its product line and has determined that most of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. This conclusion is based partly on third party representations that product components, such as personal computers, will be year 2000 compliant. The Company had no means of ensuring that such suppliers' components will be Year 2000 compliant.

  The Company is in the process of gathering information about the Year 2000 compliance status of its significant suppliers and customers. Additionally, the compliance status of the Company's external agents who process vital Company data such as payroll, employee benefits, and banking information have been queried for Year 2000 compliance. To date, the Company is not aware of any such external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company had no means of ensuring that external agents will be Year 2000 ready.

  To date the Company has incurred approximately $870,000 ($207,000 expensed and $663,000 capitalized for new systems and equipment) related to all phases of the Year 2000 compliance initiatives.

  Although the Company does not believe that it will incur any additional material costs or experience material disruptions in its business associated with preparing its internal systems for Year 2000 compliance, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which is comprised of third party software and third party hardware that contain embedded software.

  The most reasonably likely worst case scenarios would include (i) corruption of data contained in the Company's internal information systems relating to, among other things, manufacturing and customer orders, shipments billing and collections, (ii) hardware failures, (iii) the failure of infrastructure services provided by government agencies and other third parties (i.e., electricity, phone service, water transport, payroll, employee benefits, etc.), (iv) warranty and litigation expense associated with third-party software incorporated into the Company's products that is not Year 2000 compliant, and (v) a decline in sales resulting from disruptions in the economy generally due to Year 2000 issues.

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

 Cautionary Statement for Purposes of "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

  This Annual Report on Form 10K contains forward-looking statements relating to future events or the future financial performance of the Company, including but not limited to statements contained in Item 1--"BUSINESS" Item 2-- "PROPERTIES" and Item 7--"MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". Readers are cautioned that such statements, which may be identified by words including "anticipates," "believes," "intends," "estimates," "plans," and other similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties, over which the Company has little or no control. In evaluating such statements, readers should consider the various factors identified below which could cause actual events, performance or results to differ materially from those indicated by such statements.

  Liquidity--As of June 27, 1999 the Company had net borrowings of $196,000 and working capital of approximately $7.4 million. As a result of anticipated continued weakness in the semiconductor market, the Company expects to incur further losses in future quarters which will negatively impact its liquidity position. Although the Company believes that funds generated from operations, existing cash balances and available borrowing will be sufficient to meet the Company's cash requirements for at least the next twelve months, if the Company is unable to meet its operating plan, the Company may require additional capital. There can be no assurance that if the Company is required to secure additional capital that such capital will be available on reasonable terms, if at all, at such time as required by the Company.

  Nasdaq National Market Delisting--The Company has been notified by The Nasdaq-Amex Group that the Company currently is not in compliance with the Nasdaq National Market listing requirement that the market value of the Company's common stock held by the public be greater than $5,000,000. If the Company is unable to satisfy this requirement for at least ten consecutive days prior to September 16, 1999, its common stock will be delisted at the opening of business on September 20, 1999. Although in that event the Company could apply to list its shares with the Nasdaq SmallCap Market, its delisting from the Nasdaq National Market could adversely affect the liquidity of the Company's stock. In addition, delisting from the Nasdaq National Market might negatively impact the Company's reputation and, as a consequence, its business.

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

  Reliance on Supplier--In November 1997, Aseco entered into a distribution agreement with Rasco A.G. ("Rasco") pursuant to which Aseco markets and sells Rasco's SO1000 test handler in the United States, Canada and Taiwan. To achieve its sales objectives, the Company must rely on Rasco to build and ship test handlers in accordance with a quarterly schedule. There can be no assurance that Rasco will be able to consistently meet such a schedule. Accordingly, the Company's operating results are subject to variability from quarter to quarter and could be adversely affected for a particular quarter if shipments of Rasco equipment for that quarter were lower than anticipated. Additionally, termination of the Rasco relationship with the Company could adversely affect the Company's financial performance. There can be no assurance that the Company will be able to maintain its current distribution arrangement with Rasco.

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

  International Operations--In fiscal 1999, 39% of the Company's net sales were derived from customers in international markets. The Company is therefore subject to certain risks common to many export activities, such as governmental regulations, export license requirements, air transportation disruptions, freight rates and the risk of imposition of tariffs and other trade barriers. A portion of the Company's international sales are invoiced in foreign currencies and, accordingly, are subject to fluctuating currency exchange rates. As such there can be no assurance that the Company will be able to protect its position by hedging its exposure to currency exchange rate fluctuations.

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

  Customer Concentrations--Although the Company has a growing customer base, from time to time, an individual customer may account for 10% or more of the Company's quarterly or annual net sales. During the year ended March 28, 1999, two customers accounted for 14% and 13% of net sales, respectively. The Company expects that such customer concentration of net sales will continue to occur from time to time as customers place large quantity orders with the Company. As a result, the loss of, or significant reduction in purchases by, any such customer could have an adverse effect on the Company's annual or quarterly financial results.

  Investments in Research & Development--The Company is currently investing in specific time-sensitive strategic programs related to the research and development area which the Company believes is critical to its future ability to compete effectively in the market. As such, the Company plans to continue to invest in such programs at a planned rate and not to reduce or limit the increase in such expenditures until such programs are completed. As a result there can be no assurance that such expenditures will not adversely affect the Company's quarterly or annual profitability or financial performance.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Market risk represents the risk of loss that may affect the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily the result of fluctuations in foreign exchange rates. The Company has not entered into derivative or hedging transactions to manage risk in connection with such fluctuations.

  The Company derived approximately 39% of its net sales in fiscal 1999 from customers based outside of the United States. Certain of the Company's international sales are denominated in foreign currencies. The price in dollars of products sold outside the United States in foreign currencies will vary as the value of the dollar fluctuates against such foreign currencies. Although the Company's sales denominated in foreign currencies in fiscal 1999 were not material, there can be no assurance that such sales will not be material in the future and that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to the Company on the sale of its products in such foreign currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

  Consolidated Financial Statements included in Item 8:

                                                                           Page
                                                                           ----
Report of Independent Auditors............................................  22
Consolidated Balance Sheets as of March 28, 1999 and March 29, 1998.......  23
Consolidated Statements of Operations for the years ended March 28, 1999,
 March 29, 1998, and March 30, 1997.......................................  24
Consolidated Statements of Changes in Stockholders' Equity for the years ended March 28, 1999, March 29, 1998, and March 30, 1997.................  25
Consolidated Statements of Cash Flows for the years Ended March 28, 1999,
 March 29, 1998, and March 30, 1997.......................................  26
Notes to Consolidated Financial Statements................................  27

                        Report of Independent Auditors

The Board of Directors and Stockholders
Aseco Corporation

  We have audited the accompanying consolidated balance sheets of Aseco Corporation as of March 28, 1999 and March 29, 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended March 28, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aseco Corporation at March 28, 1999 and March 29, 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 28, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Boston, Massachusetts
May 10, 1999, except for Note O as to which the date is July 9, 1999

                               ASECO CORPORATION

                          Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                            March 28, March 29,
                                                              1999      1998
Assets                                                      --------- ---------
Current assets
  Cash and cash equivalents................................  $ 1,229   $ 4,431
  Accounts receivable, less allowance for doubtful accounts
   of $1,027 in 1999 and $781 in 1998......................    4,041     9,140
  Inventories, net.........................................    5,893    11,875
  Prepaid expenses.........................................      370       533
  Income tax receivable....................................    1,351       596
  Deferred taxes...........................................      --      1,603
  Other current assets.....................................      197        29
                                                             -------   -------
    Total current assets...................................   13,081    28,207
Plant and equipment, less accumulated depreciation and am-
 ortization................................................    2,134     4,041
Other assets, net..........................................      109     1,443
                                                             -------   -------
                                                             $15,324   $33,691
                                                             =======   =======
Liabilities and Stockholders' Equity
Current liabilities
  Line of credit...........................................  $   475   $   --
  Accounts payable.........................................    1,964     4,591
  Accrued expenses.........................................    2,868     4,886
  Current portion of capital lease obligations.............       12        13
                                                             -------   -------
    Total current liabilities..............................    5,319     9,490
Deferred taxes payable.....................................      --        594
Long-term capital lease obligations........................      --         25
Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued and outstanding.................      --        --
  Common stock, $.01 par value: 15,000,000 shares autho-
   rized, 3,832,799 and 3,731,718 shares issued and out-
   standing in 1999 and 1998, respectively.................       38        38
Additional paid in capital.................................   18,321    18,203
Retained earnings (accumulated deficit)....................   (8,382)    5,291
Accumulated other comprehensive income:
Foreign currency translation adjustment....................       28        50
                                                             -------   -------
    Total stockholders' equity.............................   10,005    23,582
                                                             -------   -------
                                                             $15,324   $33,691
                                                             =======   =======

                See notes to consolidated financial statements.

                               ASECO CORPORATION

                     Consolidated Statements of Operations
                (in thousands, except share and per share data)

                                                       Year Ended
                                              -------------------------------
                                              March 28,  March 29,  March 30,
                                                1999       1998       1997
                                              ---------  ---------  ---------
Net sales.................................... $  19,218  $  44,246  $  34,320
Cost of sales................................    17,856     26,761     18,113
                                              ---------  ---------  ---------
  Gross profit...............................     1,362     17,485     16,207
Research and development costs...............     5,305      6,773      5,227
Selling, general and administrative ex-
 penses......................................     9,077     13,023      8.357
Restructuring charge.........................     1,300        --         --
Acquired in process research and development
 costs.......................................       --       6,100        --
                                              ---------  ---------  ---------
  Income (loss) from operations..............   (14,320)    (8,411)     2,623
Other income (expense):
  Interest income............................        96        309        664
  Interest expense...........................      (146)      (119)        (7)
  Other, net.................................         7        (61)        11
                                              ---------  ---------  ---------
                                                    (43)       129        668
                                              ---------  ---------  ---------
Income (loss) before income taxes............   (14,363)    (8,282)     3,291
Income tax expense (benefit).................      (690)      (139)     1,003
                                              ---------  ---------  ---------
Net income (loss)............................ $ (13,673) $  (8,143) $   2,288
                                              =========  =========  =========
Earnings (loss) per share, basic............. $   (3.64) $   (2.20) $     .63
                                              =========  =========  =========
Shares used to compute earnings (loss) per
 share, basic................................ 3,758,000  3,695,000  3,640,000
Earnings (loss) per share, diluted........... $   (3.64) $   (2.20) $     .62
                                              =========  =========  =========
Shares used to compute earnings (loss) per
 share, diluted.............................. 3,758,000  3,695,000  3,717,000


                See notes to consolidated financial statements.

                               ASECO CORPORATION

           Consolidated Statements of Changes in Stockholders' Equity
                       (in thousands, except share data)

                                                                   Accumulated
                           Common Stock                Retained       Other
                          --------------- Additional   Earnings   Comprehensive
                                     Par   Paid-in   (Accumulated    Income
                           Shares   Value  Capital     Deficit)     (Expense)    Total
                          --------- ----- ---------- ------------ ------------- -------
Balance at March 31,
 1996...................  3,611,501  $36   $17,234     $11,146        $--       $28,416
Issuance of shares under
 stock plans............     53,018    1       344         --          --           345
Tax benefit from
 exercise of stock
 options................        --   --         64         --          --            64
Net income..............        --   --        --        2,288         --         2,288
                                                                                -------
Comprehensive income....        --   --        --          --          --         2,288
                          ---------  ---   -------     -------        ----      -------
Balance at March 30,
 1997...................  3,664,519   37    17,642      13,434         --        31,113
Issuance of shares under
 stock plans............     67,199    1       449         --          --           450
Tax benefit from
 exercise of stock
 options................        --   --        112         --          --           112
Net loss................        --   --        --       (8,143)        --        (8,143)
Foreign currency
 translation
 adjustment.............        --   --        --          --           50           50
                                                                                -------
Comprehensive loss......                                                         (8,093)
                          ---------  ---   -------     -------        ----      -------
Balance at March 29,
 1998...................  3,731,718   38    18,203       5,291          50       23,582
Issuance of shares under
 stock plans............    101,081  --        118         --          --           118
Net loss................        --   --        --      (13,673)        --       (13,673)
Foreign currency
 translation
 adjustment.............        --   --        --          --          (22)         (22)
                                                                                -------
Comprehensive loss......                                                        (13,695)
                          ---------  ---   -------     -------        ----      -------
Balance at March 28,
 1999...................  3,832,799  $38   $18,321     $(8,382)       $ 28      $10,005
                          =========  ===   =======     =======        ====      =======


                See notes to consolidated financial statements.

                               ASECO CORPORATION

                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                            Year ended
                                                   ------------------------------
                                                   March 28,  March 29, March 30,
                                                     1999       1998      1997
                                                   ---------  --------- ---------
Operating activities:
Net income (loss)................................  $(13,673)   $(8,143)  $ 2,288
Adjustments to reconcile net income (loss) to net
 cash (used in) provided by operating activities:
  Depreciation...................................     1,505      1,238       776
  Amortization...................................       290        484       166
  Deferred taxes.................................     1,009       (471)     (310)
  Lower of cost or market and other inventory
   adjustments...................................     5,600      1,777       --
  Acquired in process research and development
   costs and write down of goodwill and other in-
   tangibles.....................................       763      7,063       --
  Fixed asset write down.........................       476        --        --
  Restructuring charge...........................       774        --        --
Changes in assets and liabilities:
  Accounts receivable............................     5,099        639     3,193
  Inventories, net...............................       544     (4,595)   (2,179)
  Prepaid expenses...............................        73        (33)      (61)
  Accounts payable and accrued expenses..........    (4,645)     1,296    (2,665)
  Income taxes receivable/payable................      (755)      (184)      (91)
  Other current assets...........................      (168)      (469)      (84)
  Other assets, net..............................       140        --          9
                                                   --------    -------   -------
    Total adjustments............................    10,705      6,745    (1,246)
                                                   --------    -------   -------
    Cash (used in) provided by operating
     activities..................................    (2,968)    (1,398)    1,042
Investing activities:
  Acquisition, net of cash acquired..............       --      (6,079)      --
  Acquisition of machinery and equipment.........      (579)    (1,768)     (992)
  Proceeds from sale of machinery and equipment..       --          17       --
  Increase in software development costs.........      (200)      (383)     (243)
                                                   --------    -------   -------
    Cash used in investing activities............      (779)    (8,213)   (1,235)
Financing activities:
  Loan to officer................................       --         --       (140)
  Net proceeds from issuance of common stock.....       118        450       345
  Increase (reduction) of working line of
   credit........................................       475       (477)      --
  Reductions of capital lease obligations........       (26)       (15)      (13)
                                                   --------    -------   -------
    Cash (used in) provided by financing
     activities..................................       567        (42)      192
    Effect of exchange rate changes..............       (22)         2       --
                                                   --------    -------   -------
    Net decrease in cash and cash equivalents....    (3,202)    (9,651)       (1)
Cash and cash equivalents at the beginning of the
 year............................................     4,431     14,082    14,083
                                                   --------    -------   -------
Cash and cash equivalents at the end of the
 year............................................  $  1,229    $ 4,431   $14,082
                                                   ========    =======   =======

                 See notes to consolidated financial statements

                               ASECO CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (All tabular amounts in thousands except share and per share amounts)

Note A--Nature of Business

  Aseco (the "Company") designs, manufactures and markets test handlers used to automate the testing of integrated circuits in surface mount packages. Aseco provides high quality, versatile test handlers designed to maximize the productivity of the significantly more costly testers with which they operate. Aseco also design, manufactures and markets integrated circuit wafer handling and inspection systems. These systems are used to load, sort and transport wafers during both manual and automatic inspection as well as other wafer processing steps in the semiconductor manufacturing process. The Company markets its products principally in North America, the Asia Pacific region and Western Europe and sells its products principally to integrated circuit manufacturers.

  The Company expects to continue to experience a slowdown in the volume of business due to adverse market conditions in the semiconductor industry, a more gradual recovery than was previously anticipated and the effect of expected future technology changes in this market upon the Company's product line. As a result, the Company intends to monitor, and further reduce if necessary, its expenses if projected lower net sales levels continue. Although the Company anticipates that it will incur losses in future quarters which will negatively impact its liquidity position, the Company believes that funds generated from operations, existing cash balances and available borrowing capacity will be sufficient to meet the Company's cash requirements for at least the next twelve months. (See Note E and Note O to the Consolidated Financial Statements). However, if the Company is unable to meet its operating plan, and in particular its forecast for product shipments, the Company may require additional capital. There can be no assurance that if the Company is required to secure additional capital that such capital will be available on reasonable terms, if at all, at such time as required by the Company.

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

  The Company invests its excess cash in high quality commercial paper (No such amounts at March 28, 1999 and March 29, 1998) and money market funds (No such amounts at March 28, 1999 and $885,000 at March 29, 1998), all of which are cash equivalents as of fiscal year end. Management determines the appropriate classification of these investments at the time of purchase as either held-to-maturity, available-for-sale or trading and re-evaluates such designation at each balance sheet date. Given the short-term nature of the Company's investments and their availability for use in the Company's current operations, these amounts are considered to be available-for-sale.

  Available-for-sale securities are carried at fair market value and unrealized gains or losses are reported as a separate component of stockholders' equity. At March 29, 1998, the cost of the Company's investments in cash equivalents approximated their fair market value.

                               ASECO CORPORATION

  Inventories: Inventories are stated at the lower of cost or market, using the first-in, first-out method to determine cost.

  Plant and Equipment: Plant and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the applicable assets which are generally three to seven years. Leasehold improvements and equipment under capital leases are being amortized over the lives of the leases. To determine if the value of plant and equipment is impaired, the Company uses estimated future cash flows as the method for estimating the related write-down. Assets no longer used are written down to salvage value at the time of retirement.

  Intangible Assets and Goodwill: The Company has certain intangible assets including software development costs, developed technology and goodwill. The Company amortizes these assets over their estimated useful lives as follows:

   Software development costs..........................................  3 years
   Developed technology, goodwill and others........................... 15 years

  Accumulated amortization associated with these assets was $1,891,000 and $1,760,000 at March 28, 1999 and March 29, 1998, respectively. In determining the value of impaired goodwill, the Company has adopted the use of estimated future discounted cash flows as the method for estimating the related write-down.

  Warranty Costs: Estimated warranty costs are accrued upon shipment of product.

  Revenue Recognition: Revenue is recognized generally upon shipment of product, and when special contractual criteria apply, upon acceptance.

  Earnings Per Share: Basic earnings (loss) per common share is based on the weighted average common shares outstanding. Diluted earnings (loss) per share includes the dilutive effects of options, warrants, and convertible securities. There was no effect of dilutive stock options on the total shares used to compute diluted earnings (loss) per share in fiscal 1999 and fiscal 1998. The effect of dilutive stock options on the total shares used to compute diluted earnings (loss) per share was 77,000 in fiscal 1997.

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

  Recent Accounting Pronouncements: In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this standard, certain revenues, expenses, gains and losses recognized during the period are included in comprehensive income, regardless of whether they are considered to be results of operations of the period. The adoption of this standard had no material impact on the Company's financial position.

  In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131) which establishes

                               ASECO CORPORATION
standards for the way that public companies report selected information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

  The Company has not yet adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133) which is required to be adopted in fiscal 2000. Adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

  Reclassification: Certain prior years' amounts have been reclassified to conform to the current years' presentation.

Note C--Inventories, net

  Net inventories consisted of the following:

                                                             March 28, March 29,
                                                               1999      1998
                                                             --------- ---------
                                                               (In thousands )
   Raw materials............................................  $1,966    $ 5,612
   Work in process..........................................   3,441      4,712
   Finished goods...........................................     486      1,551
                                                              ------    -------
                                                              $5,893    $11,875
                                                              ======    =======

Note D--Plant and Equipment

  Plant and equipment consisted of the following:

                                                             March 28, March 29,
                                                               1999      1998
                                                             --------- ---------
                                                               (In thousands)
   Machinery and equipment..................................  $3,076    $4,365
   Office furniture and equipment...........................   3,398     3,602
   Property under capital lease.............................     578       578
   Leasehold improvements...................................     289       251
                                                              ------    ------
                                                               7,341     8,796
   Less accumulated depreciation and amortization...........   5,207     4,755
                                                              ------    ------
                                                              $2,134    $4,041
                                                              ======    ======

  During the year ended March 28, 1999 and March 29, 1998, the Company transferred approximately $108,000 and $790,000, respectively of equipment from inventory to fixed assets for use as manufacturing test equipment.

Note E--Indebtedness

  The Company has a $5.0 million revolving credit line with a bank, which expires on September 1, 1999 (See Note O to the Consolidated Financial Statements). At March 28, 1999, borrowings under such credit line were $475,000 and an additional $1.9 million was available for borrowing. The revolving credit line is secured

                               ASECO CORPORATION
by all assets of the Company. The credit agreement establishing this line of credit prohibits the payment of dividends without the bank's consent and requires maintenance of specified debt to net worth and current ratios. The credit agreement also requires that the Company maintain a minimum capital base and not incur net losses of more than a specified amount. As of March 28, 1999, the Company was in default of the net worth and net income covenants (See Note O to the Consolidated Financial Statements). Borrowings bear interest at the bank's prime rate plus 1.5%, which was 9.25% at March 28, 1999. There was no borrowing outstanding as of March 29, 1998.

  Cash payments of interest were approximately $146,000, 119,000, and $7,000, for the years ended March 28, 1999, March 29, 1998, and March 30, 1997 respectively.

Note F--Leases

  The Company leases a building in Marlboro, Massachusetts for its corporate and manufacturing activities. The Company also leases sales offices in Santa Clara, California and Singapore.

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

  The following is a schedule of required minimum lease payments under operating leases at March 28, 1999:

                                                                    Operating
                                                                      Leases
                                                                  --------------
                                                                  (In thousands)
     2000........................................................      $517
     2001........................................................        72
                                                                       ----
     Total minimum lease payments................................      $589
                                                                       ====

  Total rent expense for the years ended March 28, 1999, March 29, 1998, and March 30, 1997 was approximately $480,000, $510,000, and $372,000, respectively.

Note G--Stockholders' Equity

  The Board of Directors may, at its discretion, designate one or more series of preferred stock and establish the voting, dividend, liquidation, and other rights and preferences of the shares of each series, and provide for the issuance of shares of any series. At March 28, 1999, no shares of preferred stock were outstanding.

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

                               ASECO CORPORATION

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

  The following is a summary of activity with respect to the Company's stock option plans:

                                                                     Weighted
                                                                     Average
                                                       Options    Exercise Price
                                                      ----------  --------------
   Outstanding at March 31, 1996.....................    744,500      $13.30
     Granted.........................................    458,000       10.37
     Exercised.......................................    (33,400)       5.67
     Canceled........................................   (449,000)      17.72
                                                      ----------      ------
   Outstanding at March 30, 1997.....................    720,100        8.91
     Granted.........................................    317,500        9.92
     Exercised.......................................    (38,600)       6.16
     Canceled........................................   (130,200)      10.11
                                                      ----------      ------
   Outstanding at March 29, 1998.....................    868,800        9.33
     Granted.........................................  1,063,800        1.57
     Exercised.......................................     (3,600)        .72
     Canceled........................................ (1,115,000)       7.64
                                                      ----------      ------
   Outstanding at March 28, 1999.....................    814,000      $ 1.47
                                                      ==========      ======

  As of March 28, 1999, March 29, 1998, and March 30, 1997, there were outstanding options exercisable for approximately 473,000, 538,000, and 430,000, respectively. As of March 28, 1999, shares available for future grant were 91,000 shares in the Director Plan and 360,000 shares in the Omnibus Plan.

  The range of exercises prices for options outstanding at March 28, 1999 was $.29-$13.44. The range of exercise prices is wide due to the inclusion of options granted at a lower fair market value in years preceding the Company's initial public offering in March 1993.

  In fiscal 1997, 391,000 options outstanding under the Company's 1993 Omnibus Stock Plan having an exercise price of $18.69 per share were cancelled and 290,250 new shares were issued at a price of $10.38 per share representing the fair value on the date of issuance. All other terms of these options, including the vesting period associated with each option remained the same.

  In fiscal 1999, 915,000 options outstanding under the Company's 1993 Omnibus Stock Plan having exercise prices ranging from $3.16 to $18.69 per share were cancelled and 595,000 new shares were issued at a price of $.75 per share representing the fair value on the date of issuance. All other terms of these options, including the vesting period associated with each option remained the same.

                               ASECO CORPORATION

  The following table summarizes information about options outstanding at March 28, 1999:

                                 Weighted             Weighted Weighted Average
      Range of         Options   Average    Options   Average     Remaining
   Exercise Prices   Outstanding  Price   Exercisable  Price   Contractual Life
   ---------------   ----------- -------- ----------- -------- ----------------
      $.29-$.75        750,000    $  .75    420,000    $  .75      8 Years
     $5.38-$8.98        20,000    $ 7.34      9,000    $ 7.31      8 Years
    $10.63-$13.44       44,000    $11.09     44,000    $11.09      7 Years
                       -------              -------
                       814,000              473,000

  Employee Stock Purchase Plan: The Company's Employee Stock Purchase Plan (the "Purchase Plan") is administered by the Board of Directors or by its designee (the "Administrator") and entitles employees of the Company to purchase shares of the Company's common stock through payroll deductions over offering periods specified by the Administrator. Shares may be purchased at a price equal to the lesser of 85% of the fair market value of the common stock on the first day of the offering period, or 85% of the fair market value of the common stock on the last day of the offering period. A total of 150,000 shares have been reserved for issuance under the Purchase Plan. During fiscal 1999 and 1998, a total of approximately 93,000 and 28,600 shares of common stock, respectively, were issued under this plan. As of March 28, 1999, there were no further shares available for grant under this Plan; however, on March 15, 1999 the Board of Directors approved an increase in the number of shares issuable under the Purchase Plan from 150,000 to 300,000, subject to subsequent shareholder approval.

  Disclosure of pro forma information regarding net income and earnings per share is required by FASB Statement No. 123 "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its employee stock plans under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal years 1999, 1998 and 1997, respectively: risk-free interest rates of 4.49%, 6.28% and 4.73%; dividend yields of 0% in all years; volatility factors of the expected market price of the Company's common stock of 1.07,
 .475 and .485; and a weighted-average expected life of the options of 3.3, 3.6, and 3.0 years.

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

  The weighted average grant date fair value of options granted during fiscal 1999, 1998, and 1997 was $1.15, $4.34 and $4.12, respectively. The weighted average grant date fair value of options associated with the Company's Employee Stock Purchase Plan for fiscal 1999, 1998, and 1997 was $.56, $1.17, and $1.47 respectively.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                  March 28,  March 29, March 30,
                                                    1999       1998      1997
                                                  ---------  --------- ---------
                                                         (In thousands)
   Pro forma net income/(loss)................... $(14,460)   $(9,165)  $1,633
   Pro forma earnings (loss) per share........... $  (3.85)   $ (2.48)  $  .44

                               ASECO CORPORATION

  Savings Plan: Under the Company's Savings Plan (the "401(k) Plan"), eligible employees are permitted to make pre-tax contributions up to 15% of their salary, subject to certain limitations imposed by Section 401(k) of the Internal Revenue Code. In addition, employees may contribute up to 10% of their salary to the 401(k) Plan on an after tax basis. The Company may, but is not required to, contribute for the benefit of the employees of the Company an amount determined each year by the Company. For the years ended March 29, 1998, and March 30, 1997, the Company contributed approximately $131,000, and $110,000, respectively to the 401(k) Plan. No Company contribution was made for the year ended March 28, 1999.

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

                               ASECO CORPORATION

Note I--Income Taxes

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 28, 1999 and March 29, 1998 are as follows:

                                                   Total   Current  Non-current
                                                   ------  -------  -----------
                                                         (In thousands)
   1999
   Deferred tax liabilities:
     Tax over book depreciation................... $ (263)    --       $(263)
     Capitalized software.........................    (42)    --         (42)
     Capital vs. operating lease..................    (65) $  (65)       --
     Other........................................    (32)    (32)       --
                                                   ------  ------      -----
   Total deferred tax liabilities.................   (402)    (97)      (305)
   Deferred tax assets:
     Asset valuation allowances...................  3,390   3,390        --
     Net operating loss carryforwards.............  1,060     --       1,060
     Product warranty.............................     59      59        --
     Other........................................    328     328        --
                                                   ------  ------      -----
   Total deferred tax assets......................  4,837   3,777      1,060
   Valuation allowance for deferred tax assets.... (4,435) (3,680)      (755)
                                                   ------  ------      -----
   Net deferred tax assets........................    402      97        305
                                                   ------  ------      -----
   Net deferred tax assets (liabilities).......... $  --   $  --       $ --
                                                   ======  ======      =====

                                                   Total   Current  Non-current
                                                   ------  -------  -----------
                                                         (In thousands)
   1998
   Deferred tax liabilities:
     Tax over book depreciation................... $ (398)    --       $(398)
     Capitalized software.........................   (196)    --        (196)
     Capital vs. operating lease..................    (78) $  (78)       --
     Other........................................    (32)    (32)       --
                                                   ------  ------      -----
   Total deferred tax liabilities.................   (704)   (110)      (594)
   Deferred tax assets:
     Asset valuation allowances...................  1,384   1,384        --
     Product warranty.............................    152     152        --
     Net operating loss carryforwards.............    571     --         571
     Other........................................    368     291         77
                                                   ------  ------      -----
   Total deferred tax assets......................  2,475   1,827        648
   Valuation allowance for deferred tax assets....   (762)   (114)      (648)
                                                   ------  ------      -----
   Net deferred tax assets........................  1,713   1,713        --
                                                   ------  ------      -----
   Net deferred tax assets (liabilities).......... $1,009  $1,603      $(594)
                                                   ======  ======      =====

                               ASECO CORPORATION

  Significant components of the provision (benefit) for income taxes are as follows:

                                                            Year ended
                                                   -----------------------------
                                                   March 28, March 29, March 30,
                                                     1999      1998      1997
                                                   --------- --------- ---------
                                                          (In thousands)
Current federal tax...............................  $(1,699)   $ 318    $1,211
Current state tax.................................      --        14       102
Deferred federal tax..............................      827     (451)     (258)
Deferred state tax................................      182      (20)      (52)
                                                    -------    -----    ------
                                                    $  (690)   $(139)   $1,003
                                                    =======    =====    ======

  The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

                                                           Year ended
                                                  -----------------------------
                                                  March 28, March 29, March 30,
                                                    1999      1998      1997
                                                  --------- --------- ---------
Tax at U.S. statutory rates......................   (34.0)%   (34.0)%   34.0 %
State income taxes, net of federal benefit.......     --        --       3.1
Foreign sales corporation........................     --       (1.6)%   (3.7)
Tax credits......................................     --        (.8)%   (4.9)
Acquired in-process research and development.....     --       25.0 %    --
Non deductible goodwill and other intangibles....     --        4.6 %    --
Unbenefitted foreign net operating loss..........     --        4.8 %    --
Unbenefitted domestic net operating loss.........     7.4 %     --       --
Unbenefitted asset valuation reserve.............    18.2 %     --       --
Forfeited foreign net operating losses...........     2.9 %     --       --
Goodwill amortization............................               1.5 %
Other, net.......................................    (0.7)%      .3 %    2.0
                                                    -----     -----     ----
                                                     (4.8)%    (1.7)%   30.5 %
                                                    =====     =====     ====

  During the year ended March 29, 1998 the Company recorded a tax benefit of approximately $112,000 related to the exercise of non-qualified stock options which amounts have been credited to additional paid-in capital.

  Income taxes paid in the years ended March 28, 1999, March 29, 1998, and March 30, 1997, were $110,000, $827,000, and $1,404,000, respectively.

  The Company has domestic net operating loss carryforwards of approximately $6,400,000 which will begin to expire in fiscal year 2019. In addition, the Company has approximately $1,150,000 of net operating losses, which will continue indefinitely. During the year, the net operating loss carryforward related to its UK subsidiary expired as a result of the shut down of the operations.

                               ASECO CORPORATION

Note J--Accrued Expenses

  Accrued expenses consist of the following:

                                                             March 28, March 29,
                                                               1999      1998
                                                             --------- ---------
                                                               (In thousands)
   Accrued commissions......................................  $  756    $1,199
   Accrued compensation and benefits........................     853     1,215
   Accrued warranty.........................................     245       823
   Other....................................................   1,014     1,649
                                                              ------    ------
                                                              $2,868    $4,886
                                                              ======    ======

  As of March 28, 1999 the Company accrued approximately $300,000 related to costs associated with the layoff of 13 employees and the shutdown of the Company's Malaysian subsidiary, which are included in selling, general and administrative expenses in the accompanying Statement of Operations.

  As of March 29, 1998 the Company accrued approximately $500,000 related to costs associated with the layoff of 40 employees, which are included in selling, general and administrative expense in the accompanying Statement of Operations.

Note K--Segment, Geographic, Customer Information and Concentration of Credit
Risk

  The Company designs, manufactures and markets semiconductor automation equipment and has one reportable operating segment based on the consolidated operating results of the Company. Net sales from customers attributed to the United States and other geographic areas are as follows:

                                                            Year ended
                                                   -----------------------------
                                                   March 28, March 29, March 30,
                                                     1999      1998      1997
                                                   --------- --------- ---------
                                                          (In thousands)
   United States..................................  $11,742   $28,147   $16,495
   Taiwan.........................................    2,491     4,454     6,841
   Pacific Rim....................................    3,601     8,640     7,944
   Europe.........................................      902     2,697     2,512
   Other..........................................      482       308       528
                                                    -------   -------   -------
                                                    $19,218   $44,246   $34,320
                                                    =======   =======   =======

  The Company does not hold a material amount of long-lived assets outside of the United States.

  The Company sells its products principally to integrated circuit manufacturers. The Company performs periodic credit evaluations of its customers' financial condition. The Company's accounts receivable included balances owed by one customer which represented 18% of total trade accounts receivable as of March 28, 1999, and two customers which represented 16% and 26% of total trade accounts receivable as of March 29, 1998.

  Two customers accounted for 14% and 13% of net sales for the year ended March 28, 1999. Two customers accounted for 23% and 16% of net sales for the year ended March 29, 1998. One customer accounted for 17% of net sales for the year ended March 30, 1997.

                               ASECO CORPORATION

Note L--Acquisition

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

  The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Intangible assets acquired consisting of developed technology, and acquired in-process research and development were valued using risk adjusted cash flow models under which estimated future cash flows were discounted taking into account risks related to existing and future target markets and to the completion of the products expected to be ultimately marketed by the Company, and assessments of the life expectancy of the underlying technology. The Company's initial allocation of purchase price at the date of the acquisition resulted in an estimate of acquired in-process research and development of $4,900,000 and developed technology, goodwill and other intangibles totaling $3,005,000.

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

  The following table summarized the unaudited pro-forma consolidated results of operations as if the acquisition had been made at the beginning of each of the periods presented.

                                                            March 29, March 30,
                                                              1998      1997
                                                            --------- ---------
                                                              (In thousands)
   Net sales...............................................  $45,274   $39,303
   Net loss................................................   (9,519)   (4,878)
   Earnings (loss) per share...............................  $ (2.58)  $ (1.31)

Note M--Restructuring and Other Charges

  In the second quarter of fiscal 1999, the Company announced a plan to consolidate its UK wafer handling and inspection operations. This plan included the closure of the Company's UK facility and related transfer of manufacturing and other operations to the United States as well as the discontinuation of several older product models in an effort to focus the operation's product offerings. In conjunction with this plan, the Company recorded a $2.2 million special charge including a $850,000 charge to cost of sales for inventory write-downs related to product discontinuation and a $1.3 million restructuring charge. The principal components of the restructuring charge include $627,000 for a write-down of fixed and other long-term assets no longer used by the operation, $241,000 for severance related charges, $325,000 for a write-down of goodwill related to the impairment of such assets indicated using estimated future cash flows, and $65,000 of lease termination and

                               ASECO CORPORATION
related costs. As of January 1999, the closure and transfer were substantially complete, fixed assets were disposed of and severance related costs were paid.

  In the fourth quarter of fiscal 1999, the Company recorded a special charge of $6.2 million. The charge reflects the impact of continuing unfavorable conditions in the semiconductor capital equipment market, a more gradual recovery than was previously anticipated and expected future technology changes in this market upon the Company's product line, cost structure and asset base. Components of the charge include 1) a $5.0 million charge to cost of goods sold for write-downs related principally of excess inventory based on revised fiscal year 2000 and beyond forecasted operating plans; 2) a $351,000 charge to research and development for the write-down of development equipment no longer used by the Company as a result of a refocusing of development efforts to address expected technology changes and; 3) a $854,000 charge to selling, general and administrative expense including $544,000 related to the write-down of various assets whose net realizable value was adversely affected based on revised fiscal year 2000 and beyond forecasted operating plans, $280,000 related to costs associated with the layoff of 13 employees and $30,000 related to the closure of the Company's Malaysian subsidiary.

Note N--Related Party Transactions

  On April 15, 1996, the Company loaned $140,000 to an executive officer, who is also a director of the Company. The loan bears interest at the rate of 5.33% per annum, compounded annually, and is due and payable in full on the earlier of the termination of the executive officer's employment with the Company or April 15, 1999. The loan is secured by shares of the Company's common stock owned by the executive officer (See Note O of Consolidated Financial Statement).

Note O--Subsequent Events

  On June 22, 1999 the Company entered into a loan modification agreement (the "Credit Agreement") which extends the expiration date of its revolving line of credit with a bank to November 1, 1999 (the "Line of Credit"). Borrowings under the Line of Credit were $475,000 and $575,000 at March 28, 1999 and June 27, 1999, respectively. Terms of the Credit Agreement specify that as of June 22, 1999, maximum availability under the Line of Credit was equal to the lesser of (i) $1.3 million or (ii) 80% of qualified accounts receivable (the "Borrowing Base"). Such maximum availability decreases to the lesser of (i) $350,000 or (ii) the Borrowing Base after the earlier of August 31, 1999 or receipt by the Company of a refund of federal taxes paid by the Company in respect of fiscal 1998 and prior years, which refund the Company expects will be approximately $1.3 million. At June 27, 1999, the Borrowing Base was $1.3 million. The Credit Line is secured by all assets of the Company. The Credit Agreement establishing the Credit Line prohibits the payment of dividends without the bank's consent and requires the maintenance of specified debt to net worth and current ratios. The Credit Agreement also requires that the Company maintain a minimum capital base and not incur net losses of more than a specified amount. As of March 28, 1999, the Company was in default of the debt to net worth and net loss covenants but has since obtained appropriate waivers from the bank.

  The Company is currently refinancing its bank debt and has received a commitment from another lender to provide a replacement credit line to the Company. The replacement line of credit will have a two year term and will allow for maximum availability of $3.0 million based on a percentage of qualified accounts receivable and inventory. The line will be secured by all the assets of the Company and will be subject to certain financial covenants including specified levels of net worth, and debt to net worth ratios and limitations on capital expenditures. The replacement line of credit will accrue interest at a rate of prime plus 1.5%. The bank may alter or terminate its commitment with respect to the replacement line of credit if there is any material adverse change in the Company's financial position or otherwise. However, to the extent that there is a shortfall of funds under the commitment, management has the ability and intent to adjust the Company's cash flows to be able to meet operational needs at least through the end of fiscal 2000.

  On July 6, 1999, an executive officer repaid $140,000 to the Company in settlement of the principal portion of an outstanding loan (See Note N). The Board of Directors agreed to forgive interest accrued on the loan through July 6, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is included in the Company's Proxy Statement to be filed in connection with the Company's 1999 Annual Meeting of Stockholders to be held on August 11, 1999, under the section captioned "Election of Officers" and is incorporated herein by reference thereto.

  The information required by this item with respect to executive officers of the Company is set forth under the caption "Executive Officers of the Registrant" in Part I of this Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is included in the Company's Proxy Statement to be filed in connection with the Company's 1999 Annual Meeting of Stockholders to be held on August 11, 1999, under the section captioned "Executive Officer Compensation" and is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is included in the Company's Proxy Statement to be filed in connection with the Company's 1999 Annual Meeting of Stockholders to be held on August 11, 1999, under the section captioned "Stock Ownership of Directors, Nominees, Executive Officers and Principal Stockholders" and is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

  On April 15, 1996, the Company loaned $140,000 to Sebastian J. Sicari, a director and executive officer of the Company. The loan bears interest at the rate of 5.33% per annum, compounded annually, and is due and payable in full on the earlier of the termination of Mr. Sicari's employment with the Company or April 15, 1999. At March 28, 1999, principal and accrued interest on the loan totaled $163,599. The loan is secured by shares of the Company's common stock owned by Mr. Sicari. On July 6, 1999, Mr. Sicari repaid $140,000 to the Company in settlement of the principal portion of the outstanding loan. The Company agreed to forgive interest accrued on the loan through July 6, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1. Financial Statements

  The following consolidated financial statements are included in Item 8:

     Consolidated Balance Sheets as of March 28, 1999 and March 29, 1998

     Consolidated Statements of Operations for the years ended March 28, 1999,
     March 29, 1998, and March 30, 1997

     Consolidated Statements of Changes in Stockholders' Equity for the years ended March 28, 1999, March 29, 1998 and March 30, 1997

     Consolidated Statements of Cash Flows for the years ended March 28, 1999,
     March 29, 1998 and March 30, 1997

(a)2. Financial Statement Schedules

                                                                            Page
                                                                            ----
Schedule II--Valuation and Qualifying Accounts............................. F-1

  All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

(a)3. Listing of Exhibits

 Exhibit
   No.   Description
 ------- -----------
  3.2    Third Restated Certificate of Incorporation of the Company, filed as
         Exhibit 3.2 to the Registration Statement on Form S-1 (SEC File No.
         33-57644) filed with the Commission on January 29, 1993 and incorporated herein by reference.

  3.3    Certificate of Designations, Rights, Preferences and Privileges of
         Series A Junior Preferred Stock of the Company, filed herewith.

  3.4 Amended and Restated By-laws of the Company, filed as Exhibit 4.2 to the Registration Statement on Form S-8 (SEC File No. 333-18337) filed with the Commission on December 19, 1996 and incorporated herein by reference.

  4.2    Rights Agreement dated August 15, 1996 between the Company and State
         Street Bank & Trust Company as Rights Agent (including the exhibits thereto), incorporated by reference from the Company's Registration
         Statement on Form 8-A filed with the Commission on August 26, 1996.

  4.3 Amendment No. 1 to the Rights Agreement dated January 2, 1997 between the Company and American Stock Transfer & Trust Company, filed as
         Exhibit 4.2 to the Company's Form 10-Q for the quarter ended December
         29, 1996 and incorporated herein by reference.

 10.2 1993 Non-Employee Director Stock Option Plan (as amended and restated as of August 11, 1998), filed as Exhibit 10.2 to the Company's Form
         10-Q for the quarter ended September 27, 1998 and incorporated herein by reference.

 10.3    1993 Employee Stock Purchase Plan (as amended and restated as of June
         18, 1998), filed as Exhibit 99.1 to the Registration Statement on Form
         S-8 (SEC File No. 333-68907) filed with the Commission on December 15,
         1998 and incorporated herein by reference.

 10.4 1993 Omnibus Stock Plan, as amended and restated as of June 14, 1996, filed as Exhibit 10.1 to the Registration Statement on Form S-8 (SEC
         File No. 333-18337) filed with the Commission on December 19, 1996 and incorporated herein by reference.

 10.5    Lease dated April 13, 1993, between the Company and CIGNA Investments,
         Inc., filed as Exhibit 10.5 to the Registration Statement on Form S-1
         (SEC File No. 33-57644) filed with the Commission on January 29, 1993 and incorporated herein by reference.

 10.6 $5,000,000 Revolving Note dated November 27, 1998 made by the Company and payable to Fleet National Bank, filed herewith.

 10.7 Inventory, Accounts Receivable and Intangibles Security Agreement from the Company to Fleet National Bank, filed herewith.

 10.8    Supplementary Security Agreement from the Company to Fleet National
         Bank, filed herewith.

 10.9    Letter Agreement between the Company and Fleet National Bank dated
         November 27, 1998, filed herewith.

 10.10 Modification Agreement between the Company and Fleet National Bank dated June 22, 1999, filed herewith.


 Exhibit
   No.   Description
 ------- -----------
 *10.11  Severance agreement dated December 30, 1996, between the Company and
         Sebastian J. Sicari, filed herewith.

 *10.12  Letter Agreement between Sebastian J. Sicari and the Company, dated
         August 11, 1998, filed herewith.

 *10.13  Severance Agreement dated July 8, 1998, by and between the Company and
         Mary R. Barletta, filed herewith.

 *10.14  Severance Agreement dated July 8, 1998, by and between the Company and
         Phillip Villari, filed herewith.

 *10.15  Severance Agreement dated July 8, 1998, by and between the Company and
         Robert L. Murray, filed herewith.

 *10.16  Severance Agreement dated July 8, 1998, by and between the Company and
         Robert E. Sandberg, filed herewith.

 *10.17 Severance Agreement dated October 21, 1998, by and between the Company and Richard S. Sidell, filed herewith.

 *10.18 Separation Agreement dated August 11, 1998, by and between the Company and Carl S. Archer, filed herewith.

  10.19  Promissory Note between the Company and Sebastian J. Sicari dated
         April 15, 1996, and filed as Exhibit 10.13 to the Company's Form 10-Q for the quarter ended December 29, 1996 and incorporated herein by reference.

  10.20  Pledge Agreement between the Company and Sebastian J. Sicari dated
         April 15, 1996, filed as Exhibit 10.15 to the Company's Form 10-Q for the quarter ended December 29, 1996 and incorporated herein by reference.

  10.21 Share Purchase Agreement dated as of May 23, 1997 by and among the Company and each of the shareholders of Western Equipment Developments
         (Holdings) Limited filed as Exhibit 2.1 to the Company's Form 8-K dated May 23, 1997 and incorporated herein by reference.

  10.22 Tax Deed dated May 23, 1997 by and among the Company and certain shareholders of Western Equipment Developments (Holdings) Limited filed as Exhibit 2.2 to the Company's Form 8-K dated May 23, 1997 and incorporated herein by reference.

  10.23 Escrow Agreement dated as of May 23, 1997 by and among the Company and David Carr and Philip Steven Walsh as representatives for certain shareholders of Western Equipment Developments (Holdings) Limited filed as Exhibit 2.3 to the Company's Form 8-K dated May 23, 1997 and incorporated herein by reference.

  21     Subsidiaries of the Company, filed herewith.

  23.1   Consent of Ernst & Young LLP, filed herewith.

  27     Financial Data Schedule, filed herewith.
--------
 *       Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item (c) of Form 10-K.

(b) Reports on Form 8-K

  The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the fiscal quarter ended March 28, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASECO Corporation

                                                  /s/ Sebastian J. Sicari
                                          By: _________________________________
                                                    Sebastian J. Sicari
                                               President and Chief Executive
                                                          Officer

                                                       July 13, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                         Title(s)                 Date
              ---------                         --------                 ----

     /s/ Sebastian J. Sicari           President, Chief Executive    July 13, 1999
______________________________________  Officer and Director
         Sebastian J. Sicari            (Principal Executive
                                        Officer)

       /s/ Mary R. Barletta            Vice President, Chief         July 13, 1999
______________________________________  Financial Officer,
           Mary R. Barletta             Treasurer (Principal
                                        Financial and Accounting
                                        Officer)

     /s/ Carl S. Archer, Jr.           Director                      July 13, 1999
______________________________________
         Carl S. Archer, Jr.

                                       Director                      July 13, 1999
______________________________________
         Dr. Sheldon Buckler

                                       Director                      July 13, 1999
______________________________________
          Dr. Gerald Wilson

      /s/ Dr. Sheldon Weinig           Director                      July 13, 1999
______________________________________
          Dr. Sheldon Weinig

                                                                    SCHEDULE II

                               ASECO CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                         Balance at Charges to
                         beginning  costs and                Other      Balance at
     Classification       of year    expenses  Deductions Changes (1)   end of year
     --------------      ---------- ---------- ---------- -----------   -----------
Year ended March 28,
 1999
Allowance for doubtful
 accounts...............  $781,000   $200,000   $ 30,000   $ 79,000(2)  $1,027,000

Year ended March 29,
 1998
Allowance for doubtful
 accounts...............  $407,000   $407,000   $358,000   $325,000(1)  $  781,000

Year ended March 30,
 1997
Allowance for doubtful
 accounts...............  $397,000   $100,000   $ 90,000        --      $  407,000

--------
(1) Represents the balance of the allowance for doubtful accounts of the acquisition date May 23, 1997. (See Note L to Consolidated Financial Statements.)
(2) Represents additional allowance for doubtful accounts resulting from final settlement of acquisition purchase price. (See Note L to Consolidated Financial Statements.)