Form 10-Q
period 1999-06-27
ASECO CORP
filed 1999-08-11
CIK 896645

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 27, 1999


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


                                (508) 481-8896
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No _____
                                   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 27, 1999.


                Common Stock, $.01 par value           3,850,658
                   (Title of each class)            (Number of shares)

                               ASECO CORPORATION

                               TABLE OF CONTENTS

                                                                  Page
                                                                  ----

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets (unaudited)
          at June 27, 1999 and March 28, 1999                       3

          Condensed Consolidated Statements of Operations
          (unaudited) for the three months ended June 27, 1999
          and June 28, 1998                                         4


          Condensed Consolidated Statements of Cash Flows
          (unaudited) for the three months ended June 27, 1999
          and June 28, 1999                                         5


          Notes to Condensed Consolidated Financial Statements      6-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       9-13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                         14

Item 2.   Changes in Securities and Use of Proceeds                 14

Item 3.   Defaults upon Senior Securities                           14

Item 4.   Submission of Matters to a Vote of Security Holders       14

Item 5.   Other Information                                         14

Item 6.   Exhibits and Reports on Form 8-K                          14


          Signatures                                                15

PART I.        FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                               ASECO CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                                June 27,                    March 28,
(in thousands, except share and per share data)                                   1999                        1999
------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets

  Cash and cash equivalents                                                          $   379                     $ 1,229
  Accounts receivable, less allowance
     for doubtful accounts of $1,016 at
     June 27, 1999 and $1,027 at March 28, 1999                                        5,355                       4,041
  Inventories, net                                                                     5,531                       5,893
  Prepaid expenses and other current assets                                            1,964                       1,918
                                                                           -----------------           -----------------

          Total current assets                                                        13,229                      13,081

Plant and equipment, at cost                                                           7,348                       7,341
Less accumulated depreciation and amortization                                         5,437                       5,207
                                                                           -----------------           -----------------
                                                                                       1,911                       2,134
Other assets, net                                                                        115                         109
                                                                                     $15,255                     $15,324
                                                                           =================           =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Line of credit                                                                   $   575                     $   475
    Accounts payable                                                                   2,545                       1,964
    Accrued expenses                                                                   2,661                       2,868
    Current portion of capital lease obligations                                           8                          12
                                                                           -----------------           -----------------

          Total current liabilities                                                    5,789                       5,319

Stockholders' equity

Preferred stock, $.01 par value, 1,000,000
     shares authorized, none issued and outstanding                                      ---                         ---
Common stock, $.01 par value:   Authorized 15,000,000
     shares, issued and outstanding 3,850,658  and  3,832,799 shares
     at June 27, 1999 and March 28, 1999, respectively                                    39                          38
Additional paid in capital                                                            18,332                      18,321
Accumulated deficit                                                                   (8,933)                     (8,382)
Foreign currency translation adjustment                                                   28                          28
                                                                           -----------------           -----------------
          Total stockholders' equity                                                   9,466                      10,005
                                                                           -----------------           -----------------
                                                                                     $15,255                     $15,324
                                                                           =================           =================

           See notes to condensed consolidated financial statements

                               ASECO CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


(in thousands, except share and per share data)

                                                               Three months ended
                                                          June  27,          June  28,
                                                            1999               1998
------------------------------------------------------------------------------------------
Net sales                                               $    4,717              $    6,630

Cost of sales                                                2,813                   4,060
                                                 -----------------       -----------------

      Gross  profit                                          1,904                   2,570

Research and development costs                                 856                   1,661
Selling, general and administrative
    expense                                                  1,614                   2,384
                                                 -----------------       -----------------

      Loss from operations                                    (566)                 (1,475)

Other income (expense), net                                     15                      13
                                                 -----------------       -----------------

Loss before income taxes                                      (551)                 (1,462)

Income tax benefit                                             ---                    (343)
                                                 -----------------       -----------------

Net loss                                                   ($  551)                ($1,119)
                                                 =================       =================


Loss per share                                             ($ 0.14)               ($  0.30)
                                                 =================       =================

Shares used to compute
 loss per share                                          3,841,000               3,732,000


            See notes to condensed consolidated financial statements

                               ASECO CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

(in thousands)

                                                                              Three months ended
                                                              ------------------------------------------------
                                                                     June 27,                    June 28,
                                                                       1999                        1998
--------------------------------------------------------------------------------------------------------------
Operating activities:
   Net loss                                                                $  (551)                    $(1,119)
      Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                                            254                         508
      Loss on sale of plant and equipment                                       --                           5
      Changes in assets and liabilities:
        Accounts receivable                                                 (1,314)                      1,848
        Inventories, net                                                       362                      (1,318)
        Prepaid expenses and other current assets                              (46)                       (304)
        Accounts payable and accrued expenses                                  374                      (2,586)
                                                              --------------------       ---------------------

            Total adjustments                                                 (370)                     (1,847)
                                                              --------------------       ---------------------

            Cash used in operating  activities                                (921)                     (2,966)

Investing activities:
    Proceeds from sale of plant and equipment                                   --                           7
    Acquisition of plant and equipment                                          (7)                       (218)
    Increase in software development costs and
    other assets                                                               (30)                        (86)
                                                              --------------------       ---------------------

            Cash used in investing activities                                  (37)                       (297)

Financing activities:
    Net proceeds from issuance of common stock                                  12                          --
    Borrowings on line of credit                                               100                         300
    Payments of long-term capital lease obligations                             (4)                        (14)
                                                              --------------------       ---------------------

            Cash provided by financing activities                              108                         286
                                                              --------------------       ---------------------

Effect of exchange rate changes on cash                                         --                          (3)
            Net decrease in cash and cash equivalents                         (850)                     (2,980)

Cash and cash equivalents at the beginning of period                         1,229                       4,431
                                                              --------------------       ---------------------

Cash and cash equivalents at the end of period                             $   379                     $ 1,451
                                                              ====================       =====================

            See notes to condensed consolidated financial statements

                               ASECO CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THREE MONTHS ENDED JUNE 27, 1999

1. Basis of Presentation -- The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 27, 1999 are not necessarily indicative of the results that may be expected for the year ended March 26, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 28, 1999.

  2. Comprehensive Income -- Statement of Financial Accounting Standards No. 130 " Reporting Comprehensive Income" (SFAS 130) requires the reporting and display of comprehensive income and its components. Under this standard, certain revenues, expenses, gains and losses recognized during the period are included in comprehensive income, regardless of whether they are considered to be results of operations of the period. During the first quarter of fiscal 2000, total comprehensive loss amounted to $551,000 versus comprehensive loss of $1,080,000 for the first quarter of fiscal 1999. The difference between comprehensive loss and net loss as reported on the Consolidated Statements of Operations for the period ended June 27, 1998 is attributable to the foreign currency translation adjustment.

  3. New Accounting Pronouncements -- The Company has not yet adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which is required to be adopted in fiscal 2002, as amended by Financial Accounting Standards No. 137. Adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

  4. Inventories -

                            June 27,             March 28,
(in thousands)               1999                 1999
                        -------------          -----------

Raw Material                   $1,713               $1,966
Work in Process                 3,255                3,441
Finished Goods                    563                  486
                        -------------          -----------

                               $5,531               $5,893
                        =============          ===========

5. Restructuring and Other Charges -- In the second quarter of fiscal 1999, the Company announced a plan to consolidate its UK wafer handling and inspection operations. This plan included the closure of the Company's UK facility and related transfer of manufacturing and other operations to the United States as well as the discontinuation of several older product models in an effort to focus the operation's product offerings. In conjunction with this plan, the Company recorded a $2.2 million special charge including a $850,000 charge to cost of sales for inventory write-downs related to product discontinuation and a $1.3 million restructuring charge. The principal components of the restructuring charge include

$627,000 for a write-down of fixed and other long-term assets no longer used by the operation, $241,000 for severance related charges, $325,000 for a write-down of goodwill related to the impairment of such assets indicated using estimated future cash flows, and $65,000 of lease termination and related costs. As of January 1999, the closure and transfer were substantially complete, fixed assets were disposed of and severance related costs were paid.

   In the fourth quarter of fiscal 1999, the Company recorded a special charge of $6.2 million. The charge reflected the impact of continuing unfavorable conditions in the semiconductor capital equipment market, a more gradual recovery than was previously anticipated and expected future technology changes in this market upon the Company's product line, cost structure and asset base. Components of the charge included 1) a $5.0 million charge to cost of goods sold for write-downs related principally of excess inventory based on revised fiscal year 2000 and beyond forecasted operating plans; 2) a $351,000 charge to research and development for the write-down of development equipment no longer used by the Company as a result of a refocusing of development efforts to address expected technology changes and; 3) a $854,000 charge to selling, general and administrative expense including $544,000 related to the write-down of various assets whose net realizable value was adversely affected based on revised fiscal year 2000 and beyond forecasted operating plans, $280,000 related to costs associated with the layoff of 13 employees and $30,000 related to the closure of the Company's Malaysian subsidiary. As of June 1999, fixed assets deemed no longer useable were put out of service and segregated for disposal, and all severance related costs were paid.

   6. Credit Facility -- On June 22, 1999 the Company entered into a loan modification agreement (the "Credit Agreement") which extends the expiration date of its revolving line of credit with a bank to November 1, 1999 (the "Line of Credit"). Borrowings under the Line of Credit were $475,000 and $575,000 at March 28, 1999 and June 27, 1999, respectively. Terms of the Credit Agreement specify that as of June 22, 1999, maximum availability under the Line of Credit was equal to the lesser of (i) $1.3 million or (ii) 80% of qualified accounts receivable (the "Borrowing Base"). Such maximum availability decreases to the lesser of (i) $350,000 or (ii) the Borrowing Base after the earlier of August 31, 1999 or receipt by the Company of a refund of federal taxes paid by the Company in respect of fiscal 1998, which refund the Company expects will be approximately $1.3 million. At June 27, 1999, the Borrowing Base was $1.3 million. The Credit Line is secured by all assets of the Company. The Credit Agreement establishing the Credit Line prohibits the payment of dividends without the bank's consent and requires the maintenance of specified debt to net worth and current ratios. The Credit Agreement also requires that the Company not incur quarterly net losses of more than a specified amount. As of June 27, 1999, the Company was in compliance with its bank covenants.

   The Company is currently refinancing its bank debt and has received a commitment from another lender to provide a replacement credit line to the Company. The replacement line of credit which will have a two year term will allow for maximum availability of $3.0 million based on a percentage of qualifed accounts receivable and inventory. The line will be secured by all the assets of the Company and will be subject to certain financial covenants including specified levels of net worth, and debt to net worth ratios and limitations on capital expenditures. The replacement line of credit will accrue interest at a rate of prime plus 1.5%. The lender may alter or terminate its commitment with respect to the replacement line of credit if there is any material adverse change in the Company's financial position or otherwise. However, to the extent that these is a shortfall of funds under the commitment, management has the ability and intent to adjust the Company's cash flows to be able to meet operational needs at least through the end of fiscal 2000

   7. Repayment of Loan -- On July 6, 1999, an executive officer repaid $140,000 to the Company in settlement of the principal portion of an outstanding loan. The Company agreed to forgive interest accrued on the loan through July 6, 1999.

   8. Taxes -- No tax benefit was recorded in the first quarter of fiscal 2000 because no benefit from operating loss carryback provisions was available to the Company. The Company recorded a valuation allowance for deferred tax assets, principally representing net operating loss carryforwards and other deferred tax assets the realization of which the Company does not deem more likely than not.

Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Three Months ended June 27, 1999

   Results of Operations-Overview
   ------------------------------

   During fiscal 1999, the Company undertook several actions to address the impact on the Company of the industry-wide drop in demand for semiconductor capital equipment that started in the latter part of fiscal 1998. None of these actions had a financial impact in the first quarter of fiscal 1999. However, in the second quarter of fiscal 1999, the Company recorded a special charge of $2.2 million including a $850,000 charge to cost of sales for inventory write-downs related to product discontinuation and a $1.3 million restructuring charge. The principal components of the restructuring charge included $627,000 for a write-down of fixed and other long-term assets no longer used by the operation, $241,000 for severance related charges, $325,000 for a write-down of goodwill related to the impairment of such assets indicated using estimated future cash flows, and $65,000 of lease termination and related costs. As of January 1999, the closure and transfer were substantially complete, fixed assets were disposed of and severance related costs were paid.

   In the fourth quarter of fiscal 1999, the Company recorded a special charge of $6.2 million. The charge reflected the impact of continuing unfavorable conditions in the semiconductor capital equipment market, a more gradual recovery than was previously anticipated and expected future technology changes in this market upon the Company's product line, cost structure and asset base Components of the charge included 1) a $5.0 million charge to cost of goods sold for write-downs related principally of excess inventory based on revised fiscal year 2000 and beyond forecasted operating plans; 2) a $351,000 charge to research and development for the write-down of development equipment no longer used by the Company as a result of a refocusing of development efforts to address expected technology changes and; 3) a $854,000 charge to selling, general and administrative expense including $544,000 related to the write-down of various assets whose net realizable value was adversely affected based on revised fiscal year 2000 and beyond forecasted operating plans, $280,000 related to costs associated with the layoff of 13 employees and $30,000 related to the closure of the Company's Malaysian subsidiary. As of June 1999, fixed assets deemed no longer useable were put out of service and segregated for disposal, and all severance related costs were paid.


   Quarter Ended June 27, 1999 Compared to Quarter Ended June 28, 1998
   -------------------------------------------------------------------

   Net sales for the first quarter of fiscal 2000 decreased 29% to $4.7 million from $6.6 million for the first quarter of fiscal 1999. The decrease in net sales resulted from the industry-wide drop in demand for semiconductors and semiconductor capital equipment.

   International sales represented approximately 19% of net sales in the first quarter of fiscal 2000 compared to 35% of net sales in the same quarter last year as shipments to the Pacific Rim region declined.

   Gross profit for the first quarter of fiscal 2000 was $1.9 million, or 40% of net sales, compared to $2.6 million, or 39% of net sales, in the first quarter of fiscal 1999. Gross profit in both quarters was significantly influenced by a product shipment mix including a larger component of the Company's lower gross margin products and manufacturing excess capacity because of lower production levels. Despite the lower net sales levels in the first quarter of fiscal 2000, the gross profit percentage increased 1% as a result of the Company's reduced manufacturing cost structure compared to the same quarter last year.

   Research and development costs decreased 48% to $856,000 in the first quarter of fiscal 2000 from $1.7 million in the same quarter last year. The decrease in spending was primarily the result of workforce reductions implemented during fiscal 1999. Development spending in the first quarter of fiscal 2000 was focused on various enhancements and features for the Company's test handlers and a new test handler platform.

   Selling, general and administrative expenses decreased 32% to $1.6 million in the first quarter of fiscal 2000 from $2.4 million in the first quarter of fiscal 1999. The decrease in selling, general and administrative expenses was a result of reductions in headcount during fiscal 1999 and strict controls over discretionary spending.

   As a result of the above, the Company generated an operating loss of $566,000 for the first quarter of fiscal 2000 compared to an operating loss of $1.5 million in the first quarter of fiscal 1999.

   Other income (expense), net consists primarily of interest income earned on cash and cash equivalents and interest expense paid on the Company's outstanding line of credit balance.

   The Company recorded no income tax benefit in the first quarter of fiscal 2000 because no benefits from operating loss carryback provisions were available to the Company. The Company recorded a valuation allowance for deferred tax assets, principally representing net operating loss carryforwards and other deferred tax assets the realization of which the Company does not deem more likely than not.

   Net loss for the first quarter of fiscal 2000 was $551,000, or $.14 per share, compared to net loss of $1.1 million, or $.30 per share, in the first quarter of fiscal 1999.

   Liquidity and Capital Resources
   -------------------------------

   The Company historically has funded its operations primarily through cash flows from operations, bank borrowings and the private and public sale of equity securities. At June 27, 1999, the Company had borrowings, net of cash on hand of $196,000 and working capital of approximately $7.4 million.

   The Company used approximately $921,000 in cash for operating activities during the first quarter of fiscal 2000. The primary working capital factors affecting cash from operations were accounts receivable, inventory and accounts payable and accrued expenses. Accounts receivable increased approximately $1.3 million as a result of a sequential quarterly increase in net sales, for which the majority of equipment was shipped in the last two weeks of the quarter. Inventory decreased approximately $362,000 during the first quarter of fiscal 2000 as the Company was able to manage material receipts and ship product from finished inventory. Accounts payable and accrued expenses increased approximately $374,000 during the first quarter as a result of the increase in business volume and the lengthening of the payment cycle for certain vendors.

   The Company used approximately $30,000 to fund internal software development costs while capital expenditures were $7,000 as a result of a Company-wide freeze on capital spending.

   The Company has a revolving line of credit with a bank which expires November 1, 1999 (the "Line of Credit"). Borrowings under the Line of Credit were $575,000 at June 27, 1999. As of June 27, 1999, maximum availability under the Line of Credit was equal to the lesser of (i) $1.3 million or (ii) 80% of qualified accounts receivable (the "Borrowing Base"). Such maximum availability decreases to the lesser of (i) $350,000 or (ii) the Borrowing Base after the earlier of August 31, 1999 or receipt by the Company of a refund of federal taxes paid by the Company in respect of fiscal 1998, which refund the Company expects will be approximately $1.3 million. At June 27, 1999, the Borrowing Base was $1.3 million. The Credit Line is secured by all assets of the Company. The credit agreement establishing the Credit Line prohibits the payment of dividends without the bank's consent and requires the maintenance of specified debt to net worth and current ratios. The credit agreement also requires that the Company not incur quarterly net losses of more than a specified amount. As of June 27, 1999, the Company was in compliance with its bank covenants.

   The Company is currently refinancing its bank debt and has received a commitment from another lender to provide a replacement credit line to the Company. The replacement line of credit which will have a two year term will allow for maximum availability of $3.0 million based on a percentage of qualifed accounts receivable and inventory. The line will be secured by all the assets of the Company and will be subject to certain financial covenants including specified levels of net worth, and debt to net worth ratios and limitations on capital expenditures. The replacement line of credit will accrue interest at a rate of prime plus 1.5%. The bank may alter or terminate its commitment with respect to the replacement line of credit if there is any material adverse change in the Company's financial position or otherwise. However, to the extent that there is a shortfall of funds under the commitment, management has the ability and intent to adjust the Company's cash flows to be able to meet operational needs at least through the end of fiscal 2000.

   Although the Company is cautiously optimistic that it will benefit from improving conditions in the semiconductor market generally, improvement in the Company's results of operation may be tempered by technological changes in semiconductor packaging designs impacting the demand for the Company's current products. As a result, the Company intends to monitor, and further reduce if necessary, its expenses if projected lower net sales levels continue. Although the Company anticipates that it will incur losses in future quarters which will negatively impact its liquidity position, the Company believes that funds generated from operations, existing cash balances and available borrowing capacity will be sufficient to meet the Company's cash requirements for at least the next twelve months. However, if the Company is unable to meet its operating plan, and in particular its forecast for product shipments, the Company may require additional capital. There can be no assurance that if the Company is required to secure additional capital that such capital will be available on reasonable terms, if at all, at such time as required by the Company.

   The Company has been notified by The Nasdaq-Amex Group that the Company is currently not in compliance with the Nasdaq National Market listing requirement that the market value of the Company's common stock held by the public be greater than $5,000,000. If the Company is unable to satisfy this requirement for a specified number of consecutive days prior to September 16, 1999, its common stock will be delisted at the opening of business on September 20, 1999. Although in that event the Company could apply to list its shares with the Nasdaq SmallCap Market, its delisting from the Nasdaq National Market could adversely affect the liquidity of the Company's stock. In addition, delisting from the Nasdaq National Market might negatively impact the Company's reputation and, as a consequence, its business.

   Year 2000
   ---------

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

Cautionary Statement for Purposes of "Safe Harbor" Provisions of the Private
----------------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

   This Report on Form 10-Q contains forward-looking statements relating to future events or the future financial performance of the Company. The Company's future results are difficult to predict and may be affected by a number of important risk factors including, but not limited to, the factors listed in the Company's Annual Report on Form 10K for the fiscal year ended March 28, 1999. The Company wishes to caution readers that those important factors, in some cases, have affected, and in the future could affect, the Company's actual consolidated quarterly or annual operating results and could cause those actual consolidated quarterly or annual operating results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

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

         None.

Item 5.  Other Information:

         None.

Item 6.  Exhibits and reports on Form 8-K:

         a. Exhibits - None

         b. There were no reports on Form 8-K filed for the three months ended June 27, 1999.

                               ASECO CORPORATION

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature                                Title                                  Date
/s/ Sebastian J. Sicari    President, Chief Executive Officer               August 11, 1999
-----------------------    (principal executive officer)
Sebastian J. Sicari


/s/ Mary R. Barletta       Vice President, Chief Financial Officer,         August 11, 1999
-----------------------    Treasurer (principal financial and accounting
Mary R. Barletta           officer)