Form 10-Q
period 1999-09-26
ASECO CORP
filed 1999-11-10
CIK 896645

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 26, 1999


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

                           Yes     X        No _____
                                -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 26, 1999.


            Common Stock, $.01 par value                3,908,370
             (Title of each class)                   (Number of shares)

                               ASECO CORPORATION

                               TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets (unaudited)
         at September 26, 1999 and March 28, 1999                          3

         Condensed Consolidated Statements of Operations
           (unaudited) for the three and six months  ended
           September 26, 1999 and September 27, 1998                       4


         Condensed Consolidated Statements of Cash Flows
           (unaudited) for the six months ended September 26, 1999
           and September 27, 1998                                          5


         Notes to Condensed Consolidated Financial Statements              6-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8-12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk         12

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                             13

Item 2.     Changes in Securities and Use of Proceeds                     13

Item 3.     Defaults upon Senior Securities                               13

Item 4.     Submission of Matters to a Vote of Security Holders           13

Item 5.     Other Information                                             13

Item 6.     Exhibits and Reports on Form 8-K                              13

          Signatures                                                      14

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

                               ASECO CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                            September 26,                  March 28,
(in thousands, except share and per share data)                                  1999                        1999
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
 Cash and cash equivalents                                                          $ 1,652                 $    1,229
 Accounts receivable, less allowance
  for doubtful accounts of $1,014 at
  September 26, 1999 and $1,027 at March 28, 1999                                     6,437                      4,041
 Inventories, net                                                                     5,624                      5,893
 Prepaid expenses and other current assets                                              330                      1,918
                                                                        -------------------          -----------------

     Total current assets                                                            14,043                     13,081

Plant and equipment, at cost                                                          7,341                      7,341
Less accumulated depreciation and amortization                                        5,666                      5,207
                                                                        --------------------         -----------------
                                                                                      1,675                      2,134
Other assets, net                                                                       124                        109
                                                                        -------------------          -----------------
                                                                                    $15,842                 $   15,324
                                                                        ===================          =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Line of credit                                                                   $  1,351                 $      475
  Accounts payable                                                                    2,865                      1,964
  Accrued expenses                                                                    2,509                      2,868
  Current portion of capital lease obligations                                            4                         12
                                                                        -------------------          -----------------

     Total current liabilities                                                        6,729                      5,319

Stockholders' equity

Preferred stock, $.01 par value, 1,000,000
   shares authorized, none issued and outstanding                                        --                         --
Common stock, $.01 par value:   Authorized 15,000,000
   shares, issued and outstanding 3,908,370  and  3,832,799 shares
   at September 26, 1999 and March 28, 1999, respectively                                39                         38

Additional paid in capital                                                           18,422                     18,321
Accumulated deficit                                                                  (9,376)                    (8,382)
Foreign currency translation adjustment                                                  28                         28
                                                                        -------------------          -----------------
     Total stockholders' equity                                                       9,113                     10,005
                                                                        -------------------          -----------------
                                                                                   $ 15,842                 $   15,324
                                                                        ===================          =================

            See notes to condensed consolidated financial statements

                               ASECO CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


(in thousands, except share and per share data)

                                               Three months ended                                 Six months ended
                                  September 26, 1999       September 27, 1998        September 26, 1999      September 27, 1998
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                 $    5,652                $    4,395                 $   10,369               $    11,025

Cost of sales                                  3,345                     3,641                      6,158                     7,701
                               ---------------------     ---------------------      ---------------------     ---------------------

     Gross  profit                             2,307                       754                      4,211                     3,324

Research and development costs                   850                     1,217                      1,706                     2,876
Selling, general and
administrative expense                         1,859                     2,151                      3,473                     4,537

Restructuring charge                              --                     1,300                         --                     1,300
                               ---------------------     ---------------------      ---------------------     ---------------------

     Loss from operations                       (402)                   (3,914)                      (968)                   (5,389)

Other income (expense):
     Interest income                              --                        31                                                   58
     Interest expense                            (41)                      (54)                       (50)                      (59)
     Other, net                                   --                        20                         24                        11
                               ---------------------     ---------------------      ---------------------     ---------------------

                                                 (41)                       (3)                       (26)                       10
                               ---------------------     ---------------------      ---------------------     ---------------------

Loss before income taxes                        (443)                   (3,917)                      (994)                   (5,379)

Income tax benefit                                --                      (347)                        --                      (689)
                               ---------------------     ---------------------      ---------------------     ---------------------

Net loss                                     ($  443)                 ($ 3,570)                  ($   994)                  ($4,690)
                               =====================     =====================      =====================     =====================

Loss per share, basic                        ($ 0.11)                  ($ 0.96)                    ($ .26)                  ($ 1.26)

Shares used to compute  loss
 per share, basic                          3,881,000                 3,735,000                  3,861,000                 3,734,000


Loss per share, diluted                      ($ 0.11)                 ($  0.96)                    ($ .26)                  ($ 1.26)

Shares used to compute  loss
 per share, diluted                        3,881,000                 3,735,000                  3,861,000                3,734,,000


           See notes to condensed consolidated financial statements

                               ASECO CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

(in thousands)
                                                                                    Six months ended
                                                                    ----------------------------------------------
                                                                          September 26,             September 27,
                                                                              1999                      1998
------------------------------------------------------------------------------------------------------------------
Operating activities:
 Net loss                                                                     $  (994)                     $(4,690)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                                   504                        1,009
  Loss on sale of plant and equipment                                              --                            5
  Restructuring charge                                                             --                        1,300
  Inventory write-off                                                              --                          850
  Changes in assets and liabilities:
   Accounts receivable                                                         (2,396)                       3,246
   Inventories, net                                                               269                         (978)
   Prepaid expenses and other current assets                                    1,588                           66
   Accounts payable and accrued expenses                                          542                       (3,988)
                                                                    -----------------           ------------------

     Total adjustments                                                            507                        1,510
                                                                    -----------------           ------------------

     Cash used in operating  activities                                          (487)                      (3,180)

Investing activities:
  Proceeds from sale of plant and equipment                                        --                            7
  Acquisition of plant and equipment                                               --                         (342)
  Increase in software development costs and
  other assets                                                                    (60)                        (136)
                                                                    -----------------           ------------------

     Cash used in investing activities                                            (60)                        (471)

Financing activities:
  Net proceeds from issuance of common stock                                      102                           50
  Borrowings on line of credit                                                    876                        4,390
  Payments of long-term capital lease obligations                                  (8)                         (16)
                                                                    -----------------           ------------------

     Cash provided by financing activities                                        970                        4,424
                                                                    -----------------           ------------------

Effect of exchange rate changes on cash                                            --                            3
     Net increase in cash and cash equivalents                                    423                          776

Cash and cash equivalents at the beginning of period                            1,229                        4,431
                                                                    -----------------           ------------------

Cash and cash equivalents at the end of period                                $ 1,652                      $ 5,207
                                                                    =================           ==================


            See notes to condensed consolidated financial statements

                               ASECO CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 26, 1999

1. Basis of Presentation -- The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 26, 1999 are not necessarily indicative of the results that may be expected for the year ended March 26, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 28, 1999.

2. Comprehensive Income -- Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) requires the reporting and display of comprehensive income and its components. Under this standard, certain revenues, expenses, gains and losses recognized during the period are included in comprehensive income, regardless of whether they are considered to be results of operations of the period. During the second quarter of fiscal 2000, total comprehensive loss amounted to $443,000 versus comprehensive loss of $3,534,000 for the second quarter of fiscal 1999. Comprehensive loss for the first six months of fiscal 2000 was $994,000 versus comrehensive loss for the first six months of fiscal 1999 of $4,665,000. The difference between comprehensive loss and net loss as reported on the Consolidated Statements of Operations is attributable to the foreign currency translation adjustment.

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

4. Inventories -

                       September 26,        March 28,
(in thousands)             1999               1999
                       -------------    --------------
Raw Materials                $ 1,833           $ 1,966
Work in Process                3,413             3,441
Finished Goods                   378               486
                       -------------    --------------

                             $ 5,624           $ 5,893
                       =============    ==============

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

    In the fourth quarter of fiscal 1999, the Company recorded a special charge of $6.2 million. The charge reflected the impact of continuing unfavorable conditions in the semiconductor capital equipment market, a more gradual recovery than was previously anticipated and expected future technology changes in this market upon the Company's product line, cost structure and asset base. Components of the charge included 1) a $5.0 million charge to cost of goods sold for write-downs related principally to excess inventory based on revised fiscal year 2000 and beyond forecasted operating plans; 2) a $351,000 charge to research and development for the write-down of development equipment no longer used by the Company as a result of a refocusing of development efforts to address expected technology changes and; 3) a $854,000 charge to selling, general and administrative expense including $544,000 related to the write-down of various assets whose net realizable value was adversely affected based on revised fiscal year 2000 and beyond forecasted operating plans, $280,000 related to costs associated with the layoff of 13 employees and $30,000 related to the closure of the Company's Malaysian subsidiary. As of June 1999, fixed assets deemed no longer useable were put out of service and segregated for disposal, and all severance related costs were paid.

6. Credit Facility -- On August 19, 1999, the Company entered into a two-year revolving credit agreement (the "Credit Agreement") allowing for maximum availability of $3.0 million based on a percentage of qualified accounts receivable and inventory. Borrowings under the Credit Agreement are secured by all the assets of the Company and are subject to certain financial covenants including specified levels of net worth, and debt to net worth ratios and limitations on capital expenditures. Interest accrues on outstanding balances under the Credit Agreement at prime plus 1.5%. As of November 5, 1999, availability under this facility was $3.0 million. The Company's indebtedness for borrowed money was $1,351,000 at September 26, 1999, compared to $475,000 at March 28, 1999. As of September 26, 1999, the Company was in compliance with all covenants under the Credit Agreement.

7. Repayment of Loan -- On July 6, 1999, an executive officer repaid $140,000 to the Company in settlement of the principal portion of an outstanding loan. The Board of Directors agreed to forgive all accrued interest on such loan.

8. Taxes -- No tax benefit was recorded in the second quarter of fiscal 2000 because no benefit from operating loss carryback provisions was available to the Company. The Company recorded a valuation allowance for deferred tax assets, principally representing net operating loss carryforwards and other deferred tax assets the realization of which the Company does not deem more likely than not.

9. Merger -- On September 20, 1999, the Company announced a definitive merger agreement with Micro Component Technology, Inc., a test handler manufacturer. The transaction, which is structured as a stock merger, is valued at approximately $16.3 million, subject to certain adjustments. The agreement has been approved by the Board of Directors of each company and is subject to approval by the shareholders of each company and regulatory agencies. The Company anticipates that the merger will close in December 1999.

Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

For the three and six months ended September 26, 1999 and September 27, 1998

     Pending Merger
     --------------

     On September 20, 1999, the Company announced a definitive merger agreement with Micro Component Technology, Inc., a test handler manufacturer. The transaction, which is structured as a stock merger, is valued at approximately $16.3 million, subject to certain adjustments. The agreement has been approved by the Board of Directors of each company and is subject to approval by the shareholders of each company and regulatory agencies. The Company anticipates that the merger will close in December 1999.

     Results of Operations-Overview
     ------------------------------

     During fiscal 1999, the Company undertook several actions to address the impact of the market downturn on the Company. In the second quarter of fiscal 1999, the Company recorded a special charge of $2.2 million including a $850,000 charge to cost of sales for inventory write-downs related to product discontinuation and a $1.3 million restructuring charge. The principal components of the restructuring charge included $627,000 for a write-down of fixed and other long-term assets no longer used by the operation, $241,000 for severance related charges, $325,000 for a write-down of goodwill related to the impairment of such assets indicated using estimated future cash flows, and $65,000 of lease termination and related costs. As of January 1999, the closure and transfer were substantially complete, fixed assets were disposed of and severance related costs were paid.

     In the fourth quarter of fiscal 1999, the Company recorded a special charge of $6.2 million. The charge reflected the impact of continuing unfavorable conditions in the semiconductor capital equipment market, a more gradual recovery than was previously anticipated and expected future technology changes in this market upon the Company's product line, cost structure and asset base. Components of the charge included 1) a $5.0 million charge to cost of goods sold for write-downs related principally to excess inventory based on revised fiscal year 2000 and beyond forecasted operating plans; 2) a $351,000 charge to research and development for the write-down of development equipment no longer used by the Company as a result of a refocusing of development efforts to address expected technology changes and; 3) a $854,000 charge to selling, general and administrative expense including $544,000 related to the write-down of various assets whose net realizable value was adversely affected based on revised fiscal year 2000 and beyond forecasted operating plans, $280,000 related to costs associated with the layoff of 13 employees and $30,000 related to the closure of the Company's Malaysian subsidiary. As of June 1999, fixed assets deemed no longer useable were put out of service and segregated for disposal, and all severance related costs were paid.


Three and Six Months Ended September 26, 1999 and September 27, 1998
---------------------------------------------------------------------

     Net sales for the second quarter of fiscal 2000 increased 29% to $5.7 million from $4.4 million for the second quarter of fiscal 1999. For the first six months of fiscal 2000, net sales decreased 6% to $10.4 million from $11.0 million for the same period last year. The increase in quarterly net sales resulted from an increase in demand for the Company's products, particularly those serving the small outline (SO) and accelerometer product markets, resulting from improved semiconductor capital equipment market conditions.

     International sales represented approximately 18% of net sales in the second quarter and first six months of fiscal 2000 compared to 35% and 42% of net sales in the second quarter and first six months of fiscal 1999, respectively.

     Gross profit for the second quarter of fiscal 2000 was $2.3 million, or 41% of net sales, compared to $754,000, or 17% of net sales, in the second quarter of fiscal 1999. During the first six months of fiscal 2000, gross profit was $4.2 million, or 41% of net sales compared to $3.3 million, or 30% of net sales, for the same period in fiscal 1999. Gross profit in the second quarter of fiscal 1999 was impacted by a special charge of $850,000 described above in the section "Results of Operations-Overview". Additionally, gross profit in both periods was significantly influenced by a product shipment mix including a larger component of the Company's lower gross margin products.

     Research and development costs decreased 30% to $850,000 in the second quarter of fiscal 2000 from $1.2 million in the same quarter last year. Research and development costs for the first six months of fiscal 2000 decreased 41% to $1.7 million from $2.9 million in the first six months of the prior year. The decrease in spending was primarily the result of workforce reductions implemented during fiscal 1999. Development spending in the first six months of fiscal 2000 was focused on various enhancements and features for the Company's existing products and a new test handler platform.

     Selling, general and administrative expenses decreased 14% to $1.9 million in the second quarter of fiscal 2000 from $2.2 million in the second quarter of fiscal 1999. During the first six months of fiscal 2000, selling, general and administrative expenses decreased 23% to $3.5 million compared to $4.5 million for the same period in fiscal 1999. The decrease in selling, general and administrative expenses was a result of reductions in headcount during fiscal 1999 and strict controls over discretionary spending.

     As a result of the above, the Company generated an operating loss of $402,000 for the second quarter of fiscal 2000 and $968,000 for the first six months of fiscal 2000 compared to an operating loss of $3.9 million and $5.4 million in the second quarter and first six months of fiscal 1999, respectively.

     Other income (expense), net consists primarily of interest expense paid on the Company's outstanding line of credit balance.

     The Company recorded no income tax benefit in the second quarter and first six months of fiscal 2000 because no benefits from operating loss carryback provisions were available to the Company. The Company recorded a valuation allowance for deferred tax assets, principally representing net operating loss carryforwards and other deferred tax assets, the realization of which the Company does not deem more likely than not.

     Net loss for the second quarter of fiscal 2000 was $443,000, or $.11 per share, compared to net loss of $3.6 million, or $.96 per share, in the second quarter of fiscal 1999. Net loss for the first six months of fiscal 2000 was $994,000, or $.26 per share, compared to net loss of $4.7 million, or $1.26 per share, in the same period last year.

     Liquidity and Capital Resources
     -------------------------------

     The Company historically has funded its operations primarily through cash flows from operations, bank borrowings and the private and public sale of equity securities. At September 26, 1999, the Company had cash, net of borrowings, of $301,000 and working capital of approximately $7.3 million.

     The Company used approximately $487,000 in cash for operating activities during the first six months of fiscal 2000. The primary working capital factors affecting cash from operations were accounts receivable, inventory and accounts payable and accrued expenses. Accounts receivable increased approximately $2.4 million as a result of an increase in net sales from March 1999. Additionally, the majority of second quarter equipment shipments occurred in the last month of the second quarter. Inventory decreased approximately $269,000 during the first six months of fiscal 2000 as the Company was able to manage material receipts and ship product from finished inventory. Accounts payable and accrued expenses increased approximately $542,000 during the first six months of the year as a result of the increase in business volume. Lastly, in the second quarter of fiscal 2000, the Company received an income tax refund in the amount of approximately $1.3 million related to federal taxes paid by the Company in fiscal 1998 and prior periods.

     The Company used approximately $30,000 to fund internal software development costs while capital expenditures were deminimus as a result of a Company-wide freeze on capital spending.

     On August 19, 1999, the Company entered into a two-year revolving credit agreement (the "Credit Agreement") allowing for maximum availability of $3.0 million based on a percentage of qualified accounts receivable and inventory. Borrowings under the Credit Agreement are secured by all the assets of the Company and are subject to certain financial covenants including specified levels of net worth, and debt to net worth ratios and limitations on capital expenditures. Interest accrues on outstanding balances under the Credit Agreement at prime plus 1.5%. As of November 5, 1999, availability under this facility was $3.0 million. The Company's indebtedness for borrowed money was $1,351,000 at September 26, 1999, compared to $475,000 at March 28, 1999. As of
September 26, 1999, the Company was in compliance with all covenants under the Credit Agreement.

     Although the Company is cautiously optimistic regarding market conditions in the semiconductor industry, the Company continues to expect to be effected by a more gradual recovery in the market and the effect of expected future technology changes in this market upon the Company's product line. As a result, the Company intends to monitor, and further reduce if necessary, its expenses if projected lower net sales levels continue. Although the Company anticipates that it will incur losses in future quarters which will negatively impact its liquidity position, the Company believes that funds generated from operations, existing cash balances and available borrowing capacity will be sufficient to meet the Company's cash requirements for at least the next twelve months. However, if the Company is unable to meet its operating plan, and in particular its forecast for product shipments, the Company may require additional capital. There can be no assurance that if the Company is required to secure additional capital that such capital will be available on reasonable terms, if at all, at such time as required by the Company.

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

Cautionary Statement for Purposes of "Safe Harbor" Provisions of the Private
----------------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

    This Report on Form 10Q contains forward-looking statements relating to future events or the future financial performance of the Company. Readers are cautioned that such statements, which may be identified by words including "anticipates," "believes," "intends," "estimates," "plans," and other similar expressions, are only predictions or estimations and are subject to known and unknown risks and uncertainties, over which the Company has little or no control. In evaluating such statements, readers should consider the various factors identified below which could cause actual events, performance or results to differ materially from those indicated by such statements.

    Liquidity -- As of September 26, 1999 the Company had cash, net of borrowings, of $301,000 and working capital of approximately $7.3 million. As a result of anticipated continued weakness in the semiconductor market, the Company expects to incur further losses in future quarters which will negatively impact its liquidity position. Although the Company believes that funds generated from operations, existing cash balances and available borrowing will be sufficient to meet the Company's cash requirements for at least the next twelve months, if the Company is unable to meet its operating plan, the Company may require additional capital. There can be no assurance that if the Company is required to secure additional capital that such capital will be available on reasonable terms, if at all, at such time as required by the Company.

    Semiconductor Market Fluctuations -- The semiconductor market has historically been cyclical and subject to significant economic downturns at various times, which often have a disproportionate effect on manufacturers of semiconductor capital equipment. As a result, there can be no assurance that the Company will not experience material fluctuations in future quarterly or annual operating results as a result of such a market fluctuation. The semiconductor industry in recent periods has experienced decreased demand, and it is uncertain how long these conditions will continue.

    Reliance on Distributor -- In November 1997, Aseco entered into a distribution agreement with Rasco A.G. ("Rasco") pursuant to which Aseco markets and sells Rasco's SO1000 test handler in the United States, Canada and Taiwan. To achieve sales objectives, the Company must rely on Rasco to build and ship test handlers in accordance with a quarterly schedule. There can be no assurance that Rasco will be able to consistently meet such a schedule. Accordingly, the Company's operating results are subject to variability from quarter to quarter and could be adversely affected for a particular quarter if shipments for that quarter were lower than anticipated. Additionally, termination of the Rasco relationship with the Company could adversely affect the Company's financial performance. There can be no assurance that the Company will be able to retain its current distribution agreement with Rasco.

    Variability in Quarterly Operating Results -- During each quarter, the Company customarily sells a limited number of systems, thus a change in the shipment of a few systems in a quarter can have a significant impact on results of operations for a particular quarter. To achieve sales objectives, the Company must generally obtain orders for systems to be shipped in the same quarter in which the order is obtained. Moreover, customers may cancel or reschedule shipments with limited or no penalty, and production difficulties could delay shipments. Accordingly, the Company's operating results are subject to significant variability from quarter to quarter and could be adversely affected for a particular quarter if shipments for that quarter were lower than anticipated. Moreover, since the Company ships a significant quantity of products at or near the end of each quarter, the magnitude of fluctuation is not known until late in or at the end of any given quarter.

    New Product Introductions -- The Company's success depends in part on its continued ability to develop and market new products. There can be no assurance that the Company will be able to develop and introduce new products in a timely manner or that such products, if developed, will achieve market acceptance. Additionally there can be no assurance that the Company will be able to manufacture such products at profitable levels or in sufficient quantities to meet customer requirements. The inability of the Company to do any of the foregoing could have a material adverse effect on the Company's operating results.

    International Operations -- In the second quarter and first six months of fiscal 2000, 18% of the Company's net sales were derived from customers in international markets compared to 35% and 42% in the second quarter and first six months of fiscal 1999. The Company is therefore subject to certain risks common to many export activities, such as governmental regulations, export license requirements, air transportation disruptions, freight rates and the risk of imposition of tariffs and other trade barriers. A portion of the Company's international sales are invoiced in foreign currencies and, accordingly, are subject to fluctuating currency exchange rates. As such there can be no assurance that the Company will be able to protect its position by hedging its exposure to currency exchange rate fluctuations.

    Competition -- The markets for the Company's products are highly competitive. The Company's competitors include a number of established companies that have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company also competes with a number of smaller companies. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect its profitability or financial performance.

    Customer Concentrations -- Although the Company has a growing customer base, from time to time, an individual customer may account for 10% or more of the Company's quarterly or annual net sales. During the fiscal year ended
March 28, 1999, two customers accounted for 14% and 13% of net sales, respectively. The Company expects that such customer concentration of net sales will continue to occur from time to time as customers place large quantity orders with the Company. As a result, the loss of, or significant reduction in purchases by any such customer could have an adverse effect on the Company's annual or quarterly financial results.

    Investments in Research & Development -- The Company is currently investing in specific time-sensitive strategic programs related to the research and development area which the Company believes is critical to its future ability to compete effectively in the market. As such, the Company plans to continue to invest in such programs at a planned rate and not to reduce or limit the increase in such expenditures until such programs are completed. As a result there can be no assurance that such expenditures will not adversely affect the Company's quarterly or annual profitability or financial performance.

    Reliance on Third-Party Distribution Channels -- The Company markets and sells its products primarily through third-party manufacturers' representative organizations which are not under the direct control of the Company. The Company has limited internal sales personnel. A reduction in the sales efforts by the Company's current manufacturers' representatives or a termination of their relationships with the Company could adversely affect the Company's operations and financial performance. There can be no assurance that the Company will be able to retain its current manufacturers' representatives or its distribution channels by selling directly through its sales employees or enter into arrangements with new manufacturers' representatives.

    Dependence on Key Personnel -- The Company's success depends to a significant extent upon a number of senior management and technical personnel. These persons are not bound by employment agreements. The loss of the services of a number of these key persons could have a material adverse effect on the Company. The Company's future success will depend in large part upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for such personnel in the Company's industry is intense. There can be no assurance that the Company will continue to be successful in attracting and retaining the personnel it requires to successfully develop new and enhanced products and to continue to grow and operate profitably.

    Dependence on Proprietary Technology -- The Company's success is dependent upon proprietary software and hardware which the Company protects primarily through patents and restrictions on access to its trade secrets. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology. Although the Company believes that its products and technology do not infringe any existing proprietary rights of others, the use of patents to protect software and hardware has increased and there can be no assurance that third parties will not assert infringement claims against the Company in the future.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

     There has been no material change in the Company's assessment of its sensitivity to market risk from that described in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 1999.

ASECO CORPORATION

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings:

          None.

Item 2.   Changes in Securities and Use of Proceeds:

          None.

Item 3.   Defaults upon Senior Securities:

          None.

Item 4.   Submissions of Matters to a Vote of Security Holders:

          On August 11, 1999, the annual Meeting of Stockholders was held and the following matters were voted upon:

          1. Dr. Sheldon Buckler and Dr. Gerald L. Wilson were elected to the Board of Directors, for three year terms. The vote was 3,388,932 in favor, 173,543 withheld.

          2. An amendment to the Company's Employee Stock Purchase Plan increasing the number of shares issuable under such plan from 150,000 to 500,000. The vote was 3,354,756 in favor, 196,348 against, and 8,371 abstaining.

          3. Certain amendments to the Company's 1993 Non-Employee Director Stock Option Plan. The vote was 3,322,796 in favor, 223,626 against, and 16,053 abstaining.

          4. The Board of Directors' selection of Ernst & Young LLP as the Company's independent auditors for the year ended March 26, 2000 was ratified with 3,442,091 in favor, 101,799 against, and 18,585 abstaining.


Item 5.   Other Information:

          None.

Item 6.   Listing of Exhibits

Exhibit   Description
  No.

10.24 Commercial Revolving Loan and Security Agreement dated August 19, 1999, between the Company and American Commercial Finance Corporation, filed herewith.

2.0 Agreement and Plan of Merger, dated as of September 18, 1999 by and between the Company, Micro Technology, Inc., and MCT Acquisition, Inc.

                               ASECO CORPORATION

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Signature                       Title                          Date


/s/ Sebastian J. Sicari    President, Chief Executive Officer  November 10, 1999
-------------------------  (principal executive officer)
Sebastian J. Sicari


/s/ Mary R. Barletta       Vice President, Chief Financial     November 10, 1999
-------------------------  Officer, Treasurer
Mary R. Barletta           (principal financial and
                           accounting officer)