Form 10-K405/A
period 1999-03-28
ASECO CORP
filed 1999-12-30
CIK 896645

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                  FORM 10-K/A

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

Name                  Age Position
--------------------  --- --------
Sebastian J Sicari..   47 President, Chief Executive Officer
Mary R. Barletta....   38 Vice President, Chief Financial Officer, Treasurer
Robert L. Murray....   47 Vice President, Worldwide Customer Support
Robert E. Sandberg..   41 Vice President, Sales
Richard S. Sidell...   56 Vice President and Chief Technologist
Phillip J. Villari..   50 Vice President, Engineering & Manufacturing Operations

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  Aseco Corporation's common stock is traded on the NASDAQ National Market under the symbol "ASEC." The table below sets forth the high and low sale prices of the common stock during the two most recent fiscal years:

                                                                       1999
                                                                   -------------
Period                                                              High   Low
------                                                             ------ ------
First Quarter ....................................................  $8.00 $ 3.66
Second Quarter....................................................   4.31   1.00
Third Quarter.....................................................   2.50    .63
Fourth Quarter....................................................   2.66   1.19
                                                                       1998
                                                                   -------------
Period                                                              High   Low
------                                                             ------ ------
First Quarter .................................................... $13.38 $ 8.63
Second Quarter ...................................................  19.00  10.63
Third Quarter ....................................................  18.88   8.38
Fourth Quarter ...................................................  11.38   7.25

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

  In the second quarter of fiscal 1999, the Company announced a plan to consolidate its UK wafer handling and inspection operations. (See Note M to the Consolidated Financial Statements). This plan included the closure of the Company's UK facility and the related transfer of manufacturing and other operations to the United States as well as the discontinuation of several older product models. The Company's actions resulted in the elimination of approximately 20 positions, principally in the manufacturing, selling and administration areas. Benefits expected to be derived from the restructuring effort beginning in the third quarter of fiscal 1999 included estimated annualized cost savings of approximately $1.4 million from elimination of duplicate manufacturing facilities and functions, consolidation of selling and administrative functions in the US and reductions in headcount. In conjunction with this plan, the Company recorded a $2.2 million special charge, including a $850,000 charge to cost of sales for inventory write-downs related to product discontinuation and a $1.3 million restructuring charge. Inventory included in the $850,000 charge was principally related to inventory parts purchased in anticipation of commercialization of one of the Company's in-process projects which was abandoned in this quarter. The inventory was written down to $0 representing management's estimate of fair value. The inventory was crated and stored offsite to provide evidence, if needed, for breach of warranty and representation claims, concerning the WED purchase agreement. No recovery was ever received for this inventory. The Company intends to discard the inventory as soon as possible. The principal components of the restructuring charge include $495,000 for a write-down of fixed assets no longer used by the operation, which assets were discarded, $241,000 for severance related charges, $325,000 for a write-down of goodwill related to the impairment of such assets indicated using estimated discounted future cash flows, $65,000 of lease termination and related costs, $98,000 for a write-down of UK government grant monies receivable and repayment of amounts previously received for grant activity as a result of abandonment of the automated wafer logistics project and $34,000 for other assets.

  In the fourth quarter of fiscal 1999, the Company recorded a special charge of $6.2 million. (See Note M to the Consolidated Financial Statements). The charge reflects the impact of continuing unfavorable conditions in the semiconductor capital equipment market, a more gradual recovery than was previously anticipated and the effect of expected future technology changes in this market upon the Company's product line, cost structure and asset base. As a result of market studies conducted by the Company in its fiscal fourth quarter, it was determined that a more rapid change away from older package configurations such as the plastic leaded chip carrier (PLCC) to small outline
(SO) and chipscale packages would occur more rapidly than the Company previously expected. As a result, the Company determined that future demand for its current product portfolio would not be as strong as anticipated earlier in the fiscal year and, accordingly, revised its fiscal 2000 and beyond forecasted operating plans. Based upon this information, the Company also redirected its development efforts toward a new product to address the newer package configurations. Components of the $6.2 million charge included:

  a) a $5.0 million charge to cost of goods sold for write-downs representing primarily the carrying cost of excess inventory based on revised fiscal year 2000 and beyond forecasted operating plans. The inventory was written down to $0 representing management's estimate of fair value. Given the volume of the inventory and the limited resources available due to continued downsizing of the Company, management is periodically segregating and discarding the inventory. This process is expected to be completed during the next 12 months.

  b) a $351,000 charge to research and development for the write-down of development equipment no longer used by the Company as a result of a refocusing of development efforts to address expected technology changes. These fixed assets were put out of service and were subsequently discarded.

  c) a $544,000 write-down to selling, general and administrative expense of various assets whose carrying value was adversely affected based on revised fiscal year 2000 and beyond forecasted operating plans and adverse market conditions, including $103,000 of sales demonstration equipment, older computers and other fixed assets all of which were put out of service and discarded, $214,000 of other tax assets which management no longer deemed more likely than not to be recoverable, $200,000 related to an increase in the reserve for uncollectible accounts due to the impact of adverse market conditions on the Company's customers and $27,000 of other assets. These assets were written down to $0 representing management's estimate of fair value.

  d) a $280,000 charge to selling, general and administrative expense associated with the layoff of 13 employees including 1 administration, 3 engineering, 8 manufacturing and 1 sales and service and other costs. As of June 1999, all severance related costs were paid except for $80,000 related to one employee with whom the Company has a separation agreement which provides for payment over 24 months.

  e) a $30,000 charge to selling, general and administrative expense for the closure of the Company's Malaysian subsidiary.

  Net loss for the year ended March 29, 1998 includes i) $1.8 million of charges resulting from valuation adjustments for inventory being carried in excess of market and the discontinuation of certain products, ii) acquired in process research and development costs totaling $6.1 million, and the write down of goodwill and other intangible assets totaling $963,000, related to the Company's 1998 acquisition of WED, and iii) approximately $500,000 of expenses related to the layoff of 40 employees and other employee related matters.

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

  As noted above, the Company began experiencing declining bookings and, as a result, lower net sales in the fourth quarter of fiscal 1998 as a result of adverse market conditions in the semiconductor industry. The Company expects that such market conditions will continue into the foreseeable future and as a result, will continue to unfavorably impact bookings and net sales levels for some period of time. (See Liquidity and Capital Resources).

  In the second quarter of fiscal 1999, the Company announced a plan to consolidate its UK wafer handling and inspection operations. (See Note M to the Consolidated Financial Statements). This plan included the closure of the Company's UK facility and the related transfer of manufacturing and other operations to the United States as well as the discontinuation of several older product models. The Company's actions resulted in the elimination of approximately 20 positions, principally in the manufacturing, selling and administration areas. Benefits expected to be derived from the restructuring effort beginning in the third quarter of fiscal 1999 included estimated annualized cost savings of approximately $1.4 million from elimination of duplicate manufacturing facilities and functions, consolidation of selling and administrative functions in the US and reductions in headcount. In conjunction with this plan, the Company recorded a $2.2 million special charge, including a $850,000 charge to cost of sales for inventory write-downs related to product discontinuation and a $1.3 million restructuring charge. Inventory included in the $850,000 charge was principally related to inventory parts purchased in anticipation of commercialization of one of the Company's in-process projects which was abandoned in this quarter. The inventory was written down to $0 representing management's estimate of fair value. The inventory was crated and stored offsite to provide evidence, if needed, for breach of warranty and representation claims, concerning the WED purchase agreement. No recovery was ever received for this inventory. The Company intends to discard the inventory as soon as possible. The principal components of the restructuring charge include $495,000 for a write-down of fixed assets no longer used by the operation, which assets were discarded, $241,000 for severance related charges, $325,000 for a write-down of goodwill related to the impairment of such assets indicated using estimated discounted future cash flows, $65,000 of lease termination and related costs, $98,000 for a write-down of UK government grant monies receivable and repayment of amounts previously received for grant activity as a result of abandonment of the automated wafer logistics project and $34,000 for other assets.

  In the fourth quarter of fiscal 1999, the Company recorded a special charge of $6.2 million. (See Note M to the Consolidated Financial Statements). The charge reflects the impact of continuing unfavorable conditions in the semiconductor capital equipment market, a more gradual recovery than was previously anticipated and the effect of expected future technology changes in this market upon the Company's product line, cost structure and asset base. As a result of market studies conducted by the Company in its fiscal fourth quarter, it was determined that a more rapid change away from older package configurations such as the plastic leaded chip carrier (PLCC) to small outline (SO) and chipscale packages would occur more rapidly than the Company previously expected. As a result, the Company determined that future demand for its current product portfolio would not be as strong as anticipated earlier in the fiscal year and, accordingly, revised its fiscal 2000 and beyond forecasted operating plans. Based upon this information, the Company also redirected its development efforts toward a new product to address the newer package configurations. Components of the $6.2 million charge included:

  a) a $5.0 million charge to cost of goods sold for write-downs representing primarily the carrying cost of excess inventory based on revised fiscal year 2000 and beyond forecasted operating plans. The inventory was written down to $0 representing management's estimate of fair value. Given the volume of the inventory and the limited resources available due to continued downsizing of the Company, management is periodically segregating and discarding the inventory. This process is expected to be completed during the next 12 months.

  b) a $351,000 charge to research and development for the write-down of development equipment no longer used by the Company as a result of a refocusing of development efforts to address expected technology changes. These fixed assets were put out of service and were subsequently discarded.

  c) a $544,000 write-down to selling, general and administrative expense of various assets whose carrying value was adversely affected based on revised fiscal year 2000 and beyond forecasted operating plans and adverse market conditions, including $103,000 of sales demonstration equipment, older computers and other fixed assets all of which were put out of service and discarded, $214,000 of other tax assets which management no longer deemed more likely than not to be recoverable, $200,000 related to an increase in the reserve for uncollectible accounts due to the impact of adverse market conditions on the Company's customers and $27,000 of other assets. These assets were written down to $0 representing management's estimate of fair value.

  d) a $280,000 charge to selling, general and administrative expense associated with the layoff of 13 employees including 1 administration, 3 engineering, 8 manufacturing and 1 sales and service and other costs. As of June 1999, all severance related costs were paid except for $80,000 related to one employee with whom the Company has a separation agreement which provides for payment over 24 months.

  e) a $30,000 charge to selling, general and administrative expense for the closure of the Company's Malaysian subsidiary.

  In the longer term, the Company believes that the actions taken in the fourth quarter of fiscal 1999 will better position the Company to address expected future technology changes in the semiconductor capital equipment market. Additionally, beginning in the first quarter of fiscal 2000, the Company expects the actions taken to result in a lower cost structure of approximately $1.8 million per year including improved cash flow of approximately $1.2 million per year. The primary drivers of these benefits are reduced salary and related benefits expenses and reduced levels of depreciation and amortization expense.

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

  Research and development costs decreased 22% to $5.3 million in fiscal 1999 from $6.8 million in fiscal 1998. Fiscal 1999 research and development expenses included a special charge of $351,000 previously described. Net of the charge, the decrease in research and development costs during fiscal 1999 was principally due to a 46% decrease in headcount, representing 31 people, during the year.

  Selling, general and administrative expenses decreased 30% to $9.1 million in fiscal 1999 from $13.0 million in fiscal 1998. Selling, general and administrative expenses included a special charge of $854,000 in fiscal 1999 previously described and a special charge of $1.5 million in fiscal 1998 described in "Results of Operations--Fiscal 1998 versus Fiscal 1997." Net of such charges in each year, the decrease in selling, general and administrative expenses during fiscal 1999 was a result of a 42% reduction in headcount, representing 30 people, and strict controls over discretionary spending resulting in a 10% reduction, or approximately $400,000, of savings, during the year.

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

  Gross profit for fiscal 1998 was $17.5 million, or 40% of net sales, compared to $16.2 million, or 47% of net sales, in fiscal 1997. Fiscal 1998 gross profit was impacted by a special charge, recorded in the fourth quarter, of $1.8 million, or 4% of net sales, resulting from valuation adjustments for VT8000 inventory being carried in excess of market, and to a lesser extent, the discontinuation of certain product lines.

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

  With respect to the WED acquisition, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Intangible assets acquired consisting of developed technology, and acquired in-process research and development were valued using risk adjusted cash flow models under which estimated future cash flows were discounted taking into account risks related to existing and future target markets and to the completion of the products expected to be ultimately marketed by the Company, and assessments of the life expectancy of the underlying technology. The valuation yielded values for in-process technology of $6.1 million, developed technology of $1.5 million, assembled workforce of $600,000 and trademarks and trade names of $600,000. Since the aggregate of the fair values of the intangible assets acquired as determined by the valuation exceeded the excess of the purchase price of WED (cash paid plus liabilities assumed) over the fair value of tangible assets acquired, the relative values of these assets were applied to the excess purchase price to determine the relative values of developed technology, in-process technology, assembled workforce, and tradenames and trade marks. This exercise yielded an initial allocation of the purchase price at the date of the acquisition to tangible assets acquired of $2.1 million, liabilities assumed of $3.076 million, an estimate of acquired in-process research and development of $4.9 million, developed technology of $1.216 million, assembled workforce of $480,000 and trademarks and tradenames of $480,000. The valuation of the acquired in-process research and development represents the estimated fair value related to incomplete projects acquired. Management is responsible for estimating the fair value of acquired in-process research and development. In management's opinion, the development of these projects had not reached technological feasibility and the research and development in process had no alternative future uses. The valuation of in-process research and development projects was performed using the income approach. Each projects' cash flows were evaluated and discounted back to the present at risk-adjusted discount rates.

  The most significant project (approximately 70% of the in-process value) related to an automated wafer logistics unit for use in a semiconductor fabrication facility. The development of this project would provide for the integration of multiple standalone wafer storage and sorting units, collection of vital statistical production data and interface to the control systems of the semiconductor production facility. The second most significant project (approximately 20% of the in-process value) related to a wafer sorter. The development of this project would provide improved factory yield management for a semiconductor manufacturer via a high throughput, low vibration solution to moving wafers through the semiconductor production process. Key assumptions used in the analysis of these projects included gross margins of approximately 50% and a discount rate of 35%. Engineering expenses were based on estimated costs to complete the projects and other operating expenses such as selling, marketing, general and administration were based on historical operating performance. The gross margin was based on a five-year historical actual gross margin which ranged between 50% and 60% and forecasted gross margin which for fiscal 1998 was 51%. Basis for the discount rate considered the stage of development of the in-process technologies, the timing of the product introductions, and the potential for lack of market acceptance for the products. As of the date of the acquisition, the Company expected to continue development of the wafer sorter through fiscal 1998 and the automated wafer logistics unit through fiscal 1999 at an additional aggregate cost of approximately $1.5--$2.0 million. Product commercialization was anticipated for the wafer sorter in late fiscal 1998 and the automated wafer logistics unit in late fiscal 1999. Material cash inflows for each product were anticipated for the wafer sorter in fiscal 1999 and the automated wafer logistics unit in fiscal 2000. However, subsequent to the acquisition date, the Company determined that it would take longer than originally anticipated to complete development of these projects. As a result, the Company revised its original expectation for commercialization of the wafer sorter and the automated wafer logistics unit to fiscal 1999 and fiscal 2000, respectively.

  Additionally, during fiscal 1998, the Company determined that certain projects identified as acquired developed technology were not as developed as originally expected. The most significant project was an optical inspection station for use in a semiconductor fabrication facility. The Company expected to commercially release this product at the time of the acquisition; therefore, in the initial allocation, this project was characterized as developed technology. Subsequently, the Company completed its assessment of the project and concluded that because of significant software and electro-mechanical failures related to subassembly and component level design and reliability issues, the product had not reached technological feasibility. The optical inspection station provides for optical scanning of wafers during the semiconductor manufacturing process using sophisticated optics which can identify defects at a sub-micron level. This unit is unique because it is the only unit available that provides both optical scanning and manual inspection of wafers on one unit.

  Based on the facts that certain products would not be commercialized as soon as anticipated and the re-characterization of certain products as in-process, the Company re-performed its valuation of its intangibles acquired. Key assumptions used in the analysis of these projects included gross margins of approximately 50% and a discount rate of 30%. Engineering expenses were based on estimated costs to complete the projects and gross margin and other operating expenses such as selling, marketing, general and administration were based on historical operating performance and the unit's fiscal 1999 operating budget. The basis for the discount rate re-considered the factors mentioned previously, but also considered that the revenue forecast was revised downward to reflect market conditions. As of the date of the final allocation, the Company expected to continue development of the optical inspection station through fiscal 1999 at an additional cost of approximately $300,000. The most significant projects characterized as in-process research and development as a result of the final allocation of the purchase price were the wafer sorter, the automated wafer logistics unit and the optical inspection station which collectively represented 96% of the value of in-process research and development.

  Based on the final valuation of intangible assets acquired, the Company completed the allocation of the purchase price and estimated the fair values of the acquired in-process research and development, developed technology, goodwill and other intangibles using estimated future discounted cash flows. The final valuation and allocation resulted in an additional allocation of $1.2 million to in-process research and development and a corresponding charge of $1.2 million was recorded in the fourth quarter, resulting in an aggregate year to date charge of $6.1 million. The Company's final allocation of the purchase price resulted in an allocation to tangible assets of $2.1 million, liabilities assumed of $3.9 million, acquired in-process research and development of $6.1 million, developed technology of $400,000, goodwill of $1.084 million and other intangibles comprised of assembled workforce of $316,000.

  In September 1998, as part of the Company's plan to consolidate its UK wafer handling and inspection operation (See Note M to the Consolidated Financial Statements), the Company decided to abandon both the automated wafer logistics and the sorter projects. At that time, the Company was experiencing a weakened financial condition due to the market-wide semiconductor capital equipment market downturn and the resulting lower level of available resources. Because of these factors, the Company decided to focus its development efforts on projects with a shorter-term return on investment; consequently, development efforts on only the optical inspection station were continued.

  As of the end of fiscal 1998, the Company estimated that $1.2 million would be incurred over the next three years in connection with the completion of acquired research and development. During fiscal 1999 the Company incurred approximately $600,000 related to the completion of these products. None of the new products was completed or shipped in fiscal 1999; however, the Company began shipping its optical inspection station in fiscal 2000. The Company expects to spend slightly less than its original estimate of $1.2 million.

  Moreover, since WED incurred operating losses in fiscal 1998, which were not originally anticipated, the year end assessments for developed technology and related goodwill indicated that the amounts originally recorded for these assets would not be recovered and thus were impaired. Therefore, these assets were written down to their estimated fair values, resulting in a separate fourth quarter charge of $963,000, which is included in selling, general and administrative expenses in the accompanying Statement of Operations. Subsequent to the write-down, the carrying amount of developed technology was $400,000 and the related goodwill was $121,000 as of March 29, 1998.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

  Consolidated Financial Statements included in Item 8:

                                                                           Page
                                                                           ----
Report of Independent Auditors...........................................   25
Consolidated Balance Sheets as of March 28, 1999 and March 29, 1998......   26
Consolidated Statements of Operations for the years ended March 28, 1999,
 March 29, 1998, and March 30, 1997......................................   27
Consolidated Statements of Changes in Stockholders' Equity for the years
 ended March 28, 1999, March 29, 1998, and March 30, 1997................   28
Consolidated Statements of Cash Flows for the years ended March 28, 1999,
 March 29, 1998, and March 30, 1997......................................   29
Notes to Consolidated Financial Statements...............................   30

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

ERNST & YOUNG LLP

Boston, Massachusetts
May 10, 1999, except for Note O
 as to which the date is July 9, 1999

                               ASECO CORPORATION

                          Consolidated Balance Sheets
                (in thousands, except share and per share data)

                                                            March 28, March 29,
                                                              1999      1998
                                                            --------- ---------
Assets
Current assets
  Cash and cash equivalents................................  $ 1,229   $ 4,431
  Accounts receivable, less allowance for doubtful accounts
   of $1,027 in 1999 and $781 in 1998......................    4,041     9,140
  Inventories, net.........................................    5,893    11,875
  Prepaid expenses.........................................      370       533
  Income tax receivable....................................    1,351       596
  Deferred taxes...........................................      --      1,603
  Other current assets.....................................      197        29
                                                             -------   -------
    Total current assets...................................   13,081    28,207
Plant and equipment, less accumulated depreciation and
 amortization..............................................    2,134     4,041
Other assets, net..........................................      109     1,443
                                                             -------   -------
                                                             $15,324   $33,691
                                                             =======   =======
Liabilities and Stockholders' Equity
Current liabilities
  Line of credit...........................................  $   475   $   --
  Accounts payable.........................................    1,964     4,591
  Accrued expenses.........................................    2,868     4,886
  Current portion of capital lease obligations.............       12        13
                                                             -------   -------
    Total current liabilities..............................    5,319     9,490
Deferred taxes payable.....................................      --        594
Long-term capital lease obligations........................      --         25
Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued and outstanding.................      --        --
  Common stock, $.01 par value: 15,000,000 shares
   authorized, 3,832,799 and 3,731,718 shares issued and
   outstanding in 1999 and 1998, respectively..............       38        38
Additional paid in capital.................................   18,321    18,203
Retained earnings (accumulated deficit)....................   (8,382)    5,291
Accumulated other comprehensive income:
Foreign currency translation adjustment....................       28        50
                                                             -------   -------
    Total stockholders' equity.............................   10,005    23,582
                                                             -------   -------
                                                             $15,324   $33,691
                                                             =======   =======

                See notes to consolidated financial statements.

                               ASECO CORPORATION

                     Consolidated Statements of Operations
                (in thousands, except share and per share data)

                                                       Year Ended
                                            ----------------------------------
                                            March 28,   March 29,   March 30,
                                               1999        1998        1997
                                            ----------  ----------  ----------
Net sales.................................  $   19,218  $   44,246  $   34,320
Cost of sales.............................      17,856      26,761      18,113
                                            ----------  ----------  ----------
  Gross profit............................       1,362      17,485      16,207
Research and development costs............       5,305       6,773       5,227
Selling, general and administrative
 expenses.................................       9,077      13,023       8.357
Restructuring charge......................       1,300         --          --
Acquired in process research and
 development costs........................         --        6,100         --
                                            ----------  ----------  ----------
  Income (loss) from operations...........     (14,320)     (8,411)      2,623
Other income (expense):
  Interest income.........................          96         309         664
  Interest expense........................        (146)       (119)         (7)
  Other, net..............................           7         (61)         11
                                            ----------  ----------  ----------
                                                   (43)        129         668
                                            ----------  ----------  ----------
Income (loss) before income taxes.........     (14,363)     (8,282)      3,291
Income tax expense (benefit)..............        (690)       (139)      1,003
                                            ----------  ----------  ----------
Net income (loss).........................  $  (13,673) $   (8,143) $    2,288
                                            ==========  ==========  ==========
Earnings (loss) per share, basic..........  $    (3.64) $    (2.20) $      .63
                                            ==========  ==========  ==========
Shares used to compute earnings (loss) per
 share, basic.............................   3,758,000   3,695,000   3,640,000
Earnings (loss) per share, diluted........  $    (3.64) $    (2.20) $      .62
                                            ==========  ==========  ==========
Shares used to compute earnings (loss) per
 share, diluted ..........................   3,758,000   3,695,000   3,717,000


                See notes to consolidated financial statements.

                               ASECO CORPORATION

           Consolidated Statements of Changes in Stockholders' Equity
                       (in thousands, except share data)

                                                                   Accumulated
                           Common Stock                Retained       Other
                          --------------- Additional   Earnings   Comprehensive
                                     Par   Paid-in   (Accumulated    Income
                           Shares   Value  Capital     Deficit)     (Expense)    Total
                          --------- ----- ---------- ------------ ------------- --------
Balance at March 31,
 1996...................  3,611,501  $36   $17,234     $ 11,146       $--       $ 28,416
Issuance of shares under
 stock plans............     53,018    1       344          --         --            345
Tax benefit from
 exercise of stock
 options................        --   --         64          --         --             64
Net income..............        --   --        --         2,288        --          2,288
                                                                                --------
Comprehensive income....        --   --        --           --         --          2,288
                          ---------  ---   -------     --------       ----      --------
Balance at March 30,
 1997...................  3,664,519   37    17,642       13,434        --         31,113
Issuance of shares under
 stock plans............     67,199    1       449          --         --            450
Tax benefit from
 exercise of stock
 options................        --   --        112          --         --            112
Net loss................        --   --        --        (8,143)       --         (8,143)
Foreign currency
 translation
 adjustment.............        --   --        --           --          50            50
                                                                                --------
Comprehensive loss......                                                          (8,093)
                          ---------  ---   -------     --------       ----      --------
Balance at March 29,
 1998...................  3,731,718   38    18,203        5,291         50        23,582
Issuance of shares under
 stock plans............    101,081  --        118          --         --            118
Net loss................        --   --        --       (13,673)       --        (13,673)
Foreign currency
 translation
 adjustment.............        --   --        --           --         (22)          (22)
                                                                                --------
Comprehensive loss......                                                         (13,695)
                          ---------  ---   -------     --------       ----      --------
Balance at March 28,
 1999...................  3,832,799  $38   $18,321     $ (8,382)      $ 28      $ 10,005
                          =========  ===   =======     ========       ====      ========


                See notes to consolidated financial statements.

                               ASECO CORPORATION

                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                         Year ended
                                                ------------------------------
                                                March 28,  March 29, March 30,
                                                  1999       1998      1997
                                                ---------  --------- ---------
Operating activities:
Net income (loss) ............................. $(13,673)   $(8,143)  $ 2,288
Adjustments to reconcile net income (loss) to
 net cash (used in) provided by operating
 activities:
  Depreciation.................................    1,505      1,238       776
  Amortization.................................      290        484       166
  Deferred taxes...............................    1,009       (471)     (310)
  Lower of cost or market and other inventory
   adjustments.................................    5,600      1,777       --
  Acquired in process research and development
   costs.......................................      --       6,100       --
  Write down of goodwill and other assets......      763        963       --
  Fixed asset write down.......................      476        --        --
  Restructuring charge.........................      774        --        --
Changes in assets and liabilities:
  Accounts receivable..........................    5,099        639     3,193
  Inventories, net.............................      544     (4,595)   (2,179)
  Prepaid expenses.............................       73        (33)      (61)
  Accounts payable and accrued expenses........   (4,645)     1,296    (2,665)
  Income taxes receivable/payable..............     (755)      (184)      (91)
  Other current assets.........................     (168)      (469)      (84)
  Other assets, net............................      140        --          9
                                                --------    -------   -------
    Total adjustments..........................   10,705      6,745    (1,246)
                                                --------    -------   -------
    Cash (used in) provided by operating activ-
     ities.....................................   (2,968)    (1,398)    1,042
Investing activities:
  Acquisition, net of cash acquired............      --      (6,079)      --
  Acquisition of machinery and equipment.......     (579)    (1,768)     (992)
  Proceeds from sale of machinery and equip-
   ment........................................      --          17       --
  Increase in software development costs.......     (200)      (383)     (243)
                                                --------    -------   -------
    Cash used in investing activities..........     (779)    (8,213)   (1,235)
Financing activities:
  Loan to officer..............................      --         --       (140)
  Net proceeds from issuance of common stock...      118        450       345
  Increase (reduction) of working line of cred-
   it..........................................      475       (477)      --
  Reductions of capital lease obligations......      (26)       (15)      (13)
                                                --------    -------   -------
    Cash (used in) provided by financing activ-
     ities.....................................      567        (42)      192
    Effect of exchange rate changes............      (22)         2       --
                                                --------    -------   -------
    Net decrease in cash and cash equivalents..   (3,202)    (9,651)       (1)
Cash and cash equivalents at the beginning of
 the year......................................    4,431     14,082    14,083
                                                --------    -------   -------
Cash and cash equivalents at the end of the
 year.......................................... $  1,229    $ 4,431   $14,082
                                                ========    =======   =======

                See notes to consolidated financial statements.

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

  In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131) which establishes standards for the way that public companies report selected information about operating segments in annual

                               ASECO CORPORATION
financial statements and requires that those companies report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

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

Note C--Inventories, net

  Net inventories consisted of the following:

                                                             March 28, March 29,
                                                               1999      1998
                                                             --------- ---------
                                                               (In thousands )
   Raw materials ...........................................  $1,966    $ 5,612
   Work in process..........................................   3,441      4,712
   Finished goods...........................................     486      1,551
                                                              ------    -------
                                                              $5,893    $11,875
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

Note E--Indebtedness

  The Company has a $5.0 million revolving credit line with a bank, which expires on September 1, 1999 (See Note O to the Consolidated Financial Statements). At March 28, 1999, borrowings under such credit line were $475,000 and an additional $1.9 million was available for borrowing. The revolving credit line is secured by all assets of the Company. The credit agreement establishing this line of credit prohibits the payment of dividends without the bank's consent and requires maintenance of specified debt to net worth and current ratios. The credit agreement also requires that the Company maintain a minimum capital base and not incur net losses

                               ASECO CORPORATION
of more than a specified amount. As of March 28, 1999, the Company was in default of the net worth and net income covenants (See Note O to the Consolidated Financial Statements). Borrowings bear interest at the bank's prime rate plus 1.5%, which was 9.25% at March 28, 1999. There was no borrowing outstanding as of March 29, 1998.

  Cash payments of interest were approximately $146,000, $119,000, and $7,000, for the years ended March 28, 1999, March 29, 1998, and March 30, 1997 respectively.

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

Note G--Stockholders' Equity

  The Board of Directors may, at its discretion, designate one or more series of referred stock and establish the voting, dividend, liquidation, and other rights and preferences of the shares of each series, and provide for the issuance of shares of any series. At March 28, 1999, no shares of preferred stock were outstanding.

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

  The following is a summary of activity with respect to the Company's stock option plans:

                                                                     Weighted
                                                                     Average
                                                       Options    Exercise Price
                                                      ----------  --------------
   Outstanding at March 31, 1996.....................    744,500      $13.30
     Granted.........................................    458,000       10.37
     Exercised.......................................    (33,400)       5.67
     Canceled........................................   (449,000)      17.72
                                                      ----------      ------
   Outstanding at March 30, 1997.....................    720,100        8.91
     Granted.........................................    317,500        9.92
     Exercised.......................................    (38,600)       6.16
     Canceled........................................   (130,200)      10.11
                                                      ----------      ------
   Outstanding at March 29, 1998.....................    868,800        9.33
     Granted ........................................  1,063,800        1.57
     Exercised.......................................     (3,600)        .72
     Canceled........................................ (1,115,000)       7.64
                                                      ----------      ------
   Outstanding at March 28, 1999.....................    814,000      $ 1.47
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

                               ASECO CORPORATION

Note I--Income Taxes

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 28, 1999 and March 29, 1998 are as follows:

                                                   Total   Current  Non-current
                                                  -------  -------  -----------
                                                        (In thousands)
   1999
   Deferred tax liabilities:
     Tax over book depreciation.................. $  (263)     --     $ (263)
     Capitalized software........................     (42)     --        (42)
     Capital vs. operating lease.................     (65) $   (65)      --
     Other.......................................     (32)     (32)      --
                                                  -------  -------    ------
   Total deferred tax liabilities................    (402)     (97)     (305)
   Deferred tax assets:
     Asset valuation allowances..................   3,390    3,390       --
     Net operating loss carryforwards............   1,060      --      1,060
     Product warranty............................      59       59       --
     Other.......................................     328      328       --
                                                  -------  -------    ------
   Total deferred tax assets.....................   4,837    3,777     1,060
   Valuation allowance for deferred tax assets...  (4,435)  (3,680)     (755)
                                                  -------  -------    ------
   Net deferred tax assets.......................     402       97       305
                                                  -------  -------    ------
   Net deferred tax assets (liabilities)......... $   --   $   --     $  --
                                                  =======  =======    ======
                                                   Total   Current  Non-current
                                                  -------  -------  -----------
                                                        (In thousands)
   1998
   Deferred tax liabilities:
     Tax over book depreciation.................. $  (398)     --     $ (398)
     Capitalized software........................    (196)     --       (196)
     Capital vs. operating lease.................     (78) $   (78)      --
     Other.......................................     (32)     (32)      --
                                                  -------  -------    ------
   Total deferred tax liabilities................    (704)    (110)     (594)
   Deferred tax assets:
     Asset valuation allowances..................   1,384    1,384       --
     Product warranty............................     152      152       --
     Net operating loss carryforwards............     571      --        571
     Other.......................................     368      291        77
                                                  -------  -------    ------
   Total deferred tax assets.....................   2,475    1,827       648
   Valuation allowance for deferred tax assets...    (762)    (114)     (648)
                                                  -------  -------    ------
   Net deferred tax assets.......................   1,713    1,713       --
                                                  -------  -------    ------
   Net deferred tax assets (liabilities)......... $ 1,009  $ 1,603    $ (594)
                                                  =======  =======    ======

                               ASECO CORPORATION

  Significant components of the provision (benefit) for income taxes are as follows:

                                                          Year ended
                                                 ------------------------------
                                                 March 28,  March 29, March 30,
                                                   1999       1998      1997
                                                 ---------  --------- ---------
                                                        (In thousands)
Current federal tax............................   $(1,699)    $ 318    $1,211
Current state tax..............................       --         14       102
Deferred federal tax...........................       827      (451)     (258)
Deferred state tax.............................       182       (20)      (52)
                                                  -------     -----    ------
                                                  $  (690)    $(139)   $1,003
                                                  =======     =====    ======

  The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

                                                          Year ended
                                                 ------------------------------
                                                 March 28,  March 29, March 30,
                                                   1999       1998      1997
                                                 ---------  --------- ---------
Tax at U.S. statutory rates....................     (34.0)%   (34.0)%    34.0 %
State income taxes, net of federal benefit.....       --        --        3.1
Foreign sales corporation......................       --       (1.6)%    (3.7)
Tax credits....................................       --        (.8)%    (4.9)
Acquired in-process research and development...       --       25.0 %     --
Non deductible goodwill and other intangibles..       --        4.6 %     --
Unbenefitted foreign net operating loss........       --        4.8 %     --
Unbenefitted domestic net operating loss.......       7.4 %     --        --
Unbenefitted asset valuation reserve...........      18.2 %     --        --
Forfeited foreign net operating losses.........       2.9 %     --        --
Goodwill amortization..........................                 1.5 %
Other, net.....................................      (0.7)%      .3 %     2.0
                                                  -------     -----    ------
                                                     (4.8)%    (1.7)%    30.5 %
                                                  =======     =====    ======

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
                                                              ======    ======

  As of March 28, 1999 the Company accrued approximately $200,000 related to costs associated with the layoff of 13 employees (including 3 engineering, 8 manufacturing and 2 in selling, general and administrative) and the shutdown of the Company's Malaysian subsidiary, which are included in selling, general and administrative expenses in the accompanying Statement of Operations. As of June 1999, all severance related costs were paid except for $80,000 related to one employee with whom the Company has a separation agreement which provides for payment over 24 months.

  As of March 29, 1998 the Company accrued approximately $500,000 related to costs associated with the layoff of 40 employees (including 14 engineering, 15 manufacturing and 11 in selling, general and administrative) and other employee related matters. This accrual is included in selling, general and administrative expenses in the accompanying Statement of Operations. Approximately $110,000 of the costs related to severance payments which were paid in the first quarter of fiscal 1999, approximately $200,000 related to employee benefit payments related to fiscal 1998 such as a savings plan match and were paid in the second quarter of fiscal 1999 and the remainder related to estimated additional costs associated with the downsizing which ultimately were not incurred and were reversed in the second quarter of fiscal 1999.

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

  The Company sells its products principally to integrated circuit manufacturers. The Company performs periodic credit evaluations of its customers' financial condition. The Company's accounts receivable included

                               ASECO CORPORATION
balances owed by one customer which represented 18% of total trade accounts receivable as of March 28, 1999, and two customers which represented 16% and 26% of total trade accounts receivable as of March 29, 1998.

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

  The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Intangible assets acquired consisting of developed technology, and acquired in-process research and development were valued using risk adjusted cash flow models under which estimated future cash flows were discounted taking into account risks related to existing and future target markets and to the completion of the products expected to be ultimately marketed by the Company, and assessments of the life expectancy of the underlying technology. The valuation yielded values for in-process technology of $6.1 million, developed technology of $1.5 million, assembled workforce of $600,000 and trademarks and trade names of $600,000. Since the aggregate of the fair values of the intangible assets acquired as determined by the valuation exceeded the excess of the purchase price of WED (cash paid plus liabilities assumed) over the fair value of tangible assets acquired, the relative values of these assets were applied to the excess purchase price to determine the relative values of developed technology, in-process technology, assembled workforce, and tradenames and trade marks. This exercise yielded an initial allocation of the purchase price at the date of the acquisition to tangible assets acquired of $2.1 million, liabilities assumed of $3.076 million, an estimate of acquired in-process research and development of $4.9 million, developed technology of $1.216 million, assembled workforce of $480,000 and trademarks and tradenames of $480,000. The valuation of the acquired in-process research and development represents the estimated fair value related to incomplete projects acquired. Management is responsible for estimating the fair value of acquired in-process research and development. In management's opinion, the development of these projects had not reached technological feasibility and the research and development in process had no alternative future uses. The valuation of in-process research and development projects was performed using the income approach. Each projects' cash flows were evaluated and discounted back to the present at risk-adjusted discount rates.

  The most significant project (approximately 70% of the in-process value) related to an automated wafer logistics unit for use in a semiconductor fabrication facility. The development of this project would provide for the integration of multiple standalone wafer storage and sorting units, collection of vital statistical production data and interface to the control systems of the semiconductor production facility. The second most significant project (approximately 20% of the in-process value) related to a wafer sorter. The development of this project would provide improved factory yield management for a semiconductor manufacturer via a high throughput, low vibration solution to moving wafers through the semiconductor production process. Key assumptions used in the analysis of these projects included gross margins of approximately 50% and a discount rate of 35%. Engineering expenses were based on estimated costs to complete the projects and other operating expenses such as selling, marketing, general and administration were based on historical operating performance. The gross margin was based on a five-year historical actual gross margin which ranged between 50% and 60% and forecasted gross

                               ASECO CORPORATION
margin which for fiscal 1998 was 51%. Basis for the discount rate considered the stage of development of the in-process technologies, the timing of the product introductions, and the potential for lack of market acceptance for the products. As of the date of the acquisition, the Company expected to continue development of the wafer sorter through fiscal 1998 and the automated wafer logistics unit through fiscal 1999 at an additional aggregate cost of approximately $1.5--$2.0 million. Product commercialization was anticipated for the wafer sorter in late fiscal 1998 and the automated wafer logistics unit in late fiscal 1999. Material cash inflows for each product were anticipated for the wafer sorter in fiscal 1999 and the automated wafer logistics unit in fiscal 2000. However, subsequent to the acquisition date, the Company determined that it would take longer than originally anticipated to complete development of these projects. As a result, the Company revised its original expectation for commercialization of the wafer sorter and the automated wafer logistics unit to fiscal 1999 and fiscal 2000, respectively.

  Additionally, during fiscal 1998, the Company determined that certain projects identified as acquired developed technology were not as developed as originally expected. The most significant project was an optical inspection station for use in a semiconductor fabrication facility. The Company expected to commercially release this product at the time of the acquisition; therefore, in the initial allocation, this project was characterized as developed technology. Subsequently, the Company completed its assessment of the project and concluded that because of significant software and electro-mechanical failures related to subassembly and component level design and reliability issues the product had not reached technological feasibility. The optical inspection station provides for optical scanning of wafers during the semiconductor manufacturing process using sophisticated optics which can identify defects at a sub-micron level. This unit is unique because it is the only unit available that provides both optical scanning and manual inspection of wafers on one unit.

  Based on the facts that certain products would not be commercialized as soon as anticipated and the re-characterization of certain products as in-process, the Company re-performed its valuation of its intangibles acquired. Key assumptions used in the analysis of these projects included gross margins of approximately 50% and a discount rate of 30%. Engineering expenses were based on estimated costs to complete the projects and gross margin and other operating expenses such as selling, marketing, general and administration were based on historical operating performance and the unit's fiscal 1999 operating budget. The basis for the discount rate re-considered the factors mentioned previously, but also considered that the revenue forecast was revised downward to reflect market conditions. As of the date of the final allocation, the Company expected to continue development of the optical inspection station through fiscal 1999 at an additional cost of approximately $300,000. The most significant projects characterized as in-process research and development as a result of the final allocation of the purchase price were the wafer sorter, the automated wafer logistics unit and the optical inspection station which collectively represented 96% of the value of in-process research and development.

  Based on the final valuation of intangible assets acquired, the Company completed the allocation of the purchase price and estimated the fair values of the acquired in-process research and development, developed technology, goodwill and other intangibles using estimated future discounted cash flows. The final valuation and allocation resulted in an additional allocation of $1.2 million to in-process research and development and a corresponding charge of $1.2 million was recorded in the fourth quarter, resulting in an aggregate year to date charge of $6.1 million. The Company's final allocation of the purchase price resulted in an allocation to tangible assets of $2.1 million, liabilities assumed of $3.9 million, which increased primarily because of a change in the estimate of acquired warranty obligations, acquired in-process research and development of $6.1 million, developed technology of $400,000, goodwill of $1.084 million and other intangibles comprised of assembled workforce of $316,000.

  In September 1998, as part of the Company's plan to consolidate its UK wafer handling and inspection operation (See Note M to the Consolidated Financial Statements), the Company decided to abandon both the

                               ASECO CORPORATION
automated wafer logistics and the sorter projects. At that time, the Company was experiencing a weakened financial condition due to the market-wide semiconductor capital equipment market downturn and the resulting lower level of available resources. Because of these factors, the Company decided to focus its development efforts on projects with a shorter-term return on investment; consequently, development efforts on only the optical inspection station were continued.

  As of the end of fiscal 1998, the Company estimated that $1.2 million would be incurred over the next three years in connection with the completion of acquired research and development. During fiscal 1999 the Company incurred approximately $600,000 related to the completion of these products. None of the new products was completed or shipped in fiscal 1999; however, the Company began shipping its optical inspection station in fiscal 2000. The Company expects to spend slightly less than its original estimate of $1.2 million.

  Moreover, since WED incurred operating losses in fiscal 1998, which were not originally anticipated, the year end assessments for developed technology and related goodwill indicated that the amounts originally recorded for these assets would not be recovered and thus were impaired. Therefore, these assets were written down to their estimated fair values, resulting in a separate fourth quarter charge of $963,000, which is included in Selling, General and Administrative expenses in the accompanying Statement of Operations. Subsequent to the write-down, the carrying amount of developed technology was $400,000 and the related goodwill was $121,000 as of March 29, 1998.

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

Note M--Restructuring and Other Charges

  In the second quarter of fiscal 1999, the Company announced a plan to consolidate its UK wafer handling and inspection operations. This plan included the closure of the Company's UK facility and the related transfer of manufacturing and other operations to the United States as well as the discontinuation of several older product models. The Company's actions resulted in the elimination of approximately 20 positions, principally in the manufacturing, selling and administration areas. Benefits expected to be derived from the restructuring effort beginning in the third quarter of fiscal 1999 included estimated annualized cost savings of approximately $1.4 million from elimination of duplicate manufacturing facilities and functions, consolidation of selling and administrative functions in the US and reductions in headcount. In conjunction with this plan, the Company recorded a $2.2 million special charge, including a $850,000 charge to cost of sales for inventory write-downs related to product discontinuation and a $1.3 million restructuring charge.

  Inventory included in the $850,000 charge was principally related to inventory parts purchased in anticipation of commercialization of one of the Company's in-process projects which was abandoned in this quarter. The inventory was written down to $0 representing management's estimate of fair value. The inventory was crated and stored offsite to provide evidence, if needed, for breach of warranty and representation claims, concerning the WED purchase agreement. No recovery was ever received for this inventory. The Company intends to discard the inventory as soon as possible. The principal components of the restructuring charge include $495,000 for a write-down of fixed asset no longer used by the operation, which assets were discarded, $241,000

                               ASECO CORPORATION
for severance related charges, $325,000 for a write-down of goodwill related to the impairment of such assets indicated using estimated discounted future cash flows, $65,000 of lease termination and related costs, $98,000 for a write-down of UK government grant monies receivable and repayment of amounts previously received for grant activity as a result of abandonment of the automated wafer logistics project and $34,000 for other assets.

  In the fourth quarter of fiscal 1999, the Company recorded a special charge of $6.2 million. The charge reflects the impact of continuing unfavorable conditions in the semiconductor capital equipment market, a more gradual recovery than was previously anticipated and the effect of expected future technology changes in this market upon the Company's product line, cost structure and asset base. As a result of market studies conducted by the Company in its fiscal fourth quarter, it was determined that a more rapid change away from older package configurations such as the plastic leaded chip carrier (PLCC) to small outline (SO) and chipscale packages would occur more rapidly than the Company previously expected. As a result, the Company determined that future demand for its current product portfolio would not be as strong as anticipated earlier in the fiscal year and, accordingly, revised its fiscal 2000 and beyond forecasted operating plans. Based upon this information, the Company also redirected its development efforts toward a new product to address the newer package configurations. Components of the charge included:

  a) a $5.0 million charge to cost of goods sold for write-downs representing primarily the carrying cost of excess inventory based on revised fiscal year 2000 and beyond forecasted operating plans. The inventory was written down to $0 representing management's estimate of fair value. Given the volume of the inventory and the limited resources available due to continued downsizing of the Company, management is periodically segregating and discarding the inventory. This process is expected to be completed during the next 12 months.

  b) a $351,000 charge to research and development for the write-down of development equipment no longer used by the Company as a result of a refocusing of development efforts to address expected technology changes. These fixed assets were put out of service and were subsequently discarded.

  c) a $544,000 write-down to selling, general and administrative expense of various assets whose carrying value was adversely affected based on revised fiscal year 2000 and beyond forecasted operating plans and adverse market conditions, including $103,000 of sales demonstration equipment, older computers and other fixed assets all of which were put out of service and discarded, $214,000 of other tax assets which management no longer deemed more likely than not to be recoverable, $200,000 related to an increase in the reserve for uncollectible accounts due to the impact of adverse market conditions on the Company's customers and $27,000 of other assets. These assets were written down to $0 representing management's estimate of fair value.

  d) a $280,000 charge to selling, general and administrative expense associated with the layoff of 13 employees including 1 administration, 3 engineering, 8 manufacturing and 1 sales and service and other costs. As of June 1999, all severance related costs were paid except for $80,000 related to one employee with whom the Company has a separation agreement which provides for payment over 24 months.

  e) a $30,000 charge to selling, general and administrative expense for the closure of the Company's Malaysian subsidiary.

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

                               ASECO CORPORATION

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

(a)1.Financial Statements

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

(a)2.Financial Statement Schedules

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

(a)3.Listing of Exhibits

 Exhibit
   No.   Description
 ------- -----------
  3.2    Third Restated Certificate of Incorporation of the Company, filed as
         Exhibit 3.2 to the Registration Statement on Form S-1 (SEC File No.
         33-57644) filed with the Commission on January 29, 1993 and incorporated herein by reference.

  3.3    Certificate of Designations, Rights, Preferences and Privileges of
         Series A Junior Preferred Stock of the Company, filed with the
         Commission on July 13, 1999 as Exhibit 3.3 to the Company's Form 10-K for the year ended March 28, 1999 and incorporated by reference.

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

 10.6 $5,000,000 Revolving Note dated November 27, 1998 made by the Company and payable to Fleet National Bank, filed with the Commission on July
         13, 1999 as Exhibit 10.6 to the Company's Form 10-K for the year ended
         March 28, 1999 and incorporated herein by reference.

 10.7 Inventory, Accounts Receivable and Intangibles Security Agreement from the Company to Fleet National Bank, filed with the Commission on July
         13, 1999 as Exhibit 10.7 to the Company's Form 10-K for the year ended
         March 28, 1999 and incorporated herein by reference.

 10.8    Supplementary Security Agreement from the Company to Fleet National
         Bank, filed with the Commission on July 13, 1999 as Exhibit 10.8 to the Company's Form 10-K for the year ended March 28, 1999 and incorporated herein by reference.


 Exhibit
   No.   Description
 ------- -----------
  10.9   Letter Agreement between the Company and Fleet National Bank dated
         November 27, 1998, filed with the Commission on July 13, 1999 as
         Exhibit 10.9 to the Company's Form 10-K for the year ended March 28,
         1999 and incorporated herein by reference.

  10.10 Modification Agreement between the Company and Fleet National Bank dated June 22, 1999, filed with the Commission on July 13, 1999 as
         Exhibit 10.10 to the Company's Form 10-K for the year ended March 28,
         1999 and incorporated herein by reference.

 *10.11  Severance agreement dated December 30, 1996, between the Company and
         Sebastian J. Sicari, filed with the Commission on July 13, 1999 as
         Exhibit 10.11 to the Company's Form 10-K for the year ended March 28,
         1999 and incorporated herein by reference.

 *10.12  Letter Agreement between Sebastian J. Sicari and the Company, dated
         August 11, 1998, filed with the Commission on July 13, 1999 as Exhibit
         10.12 to the Company's Form 10-K for the year ended March 28, 1999 and incorporated herein by reference.

 *10.13  Severance Agreement dated July 8, 1998, by and between the Company and
         Mary R. Barletta, filed with the Commission on July 13, 1999 as
         Exhibit 10.13 to the Company's Form 10-K for the year ended March 28,
         1999 and incorporated herein by reference.

 *10.14  Severance Agreement dated July 8, 1998, by and between the Company and
         Phillip Villari, filed with the Commission on July 13, 1999 as Exhibit
         10.14 to the Company's Form 10-K for the year ended March 28, 1999 and incorporated herein by reference.

 *10.15  Severance Agreement dated July 8, 1998, by and between the Company and
         Robert L. Murray, filed with the Commission on July 13, 1999 as
         Exhibit 10.15 to the Company's Form 10-K for the year ended March 28,
         1999 and incorporated herein by reference.

 *10.16  Severance Agreement dated July 8, 1998, by and between the Company and
         Robert E. Sandberg, filed with the Commission on July 13, 1999 as
         Exhibit 10.16 to the Company's Form 10-K for the year ended March 28,
         1999 and incorporated herein by reference.

 *10.17 Severance Agreement dated October 21, 1998, by and between the Company and Richard S. Sidell, filed with the Commission on July 13, 1999 as
         Exhibit 10.17 to the Company's Form 10-K for the year ended March 28,
         1999 and incorporated herein by reference.

 *10.18 Separation Agreement dated August 11, 1998, by and between the Company and Carl S. Archer, filed with the Commission on July 13, 1999 as
         Exhibit 10.18 to the Company's Form 10-K for the year ended March 28,
         1999 and incorporated herein by reference.

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


 Exhibit
   No.   Description
 ------- -----------
 21      Subsidiaries of the Company, filed with the Commission on July 13,
         1999 with the Company's Form 10-K for the year ended March 28, 1999 and incorporated herein by reference.

 23.1    Consent of Ernst & Young LLP, filed herewith.

 27      Financial Data Schedule, filed with the Commission on July 13, 1999 with the Company's Form 10-K for the year ended March 28, 1999 and incorporated herein by reference.
--------
 *       Management contract or compensation plan or arrangement required to be filed as an exhibit pursuant to Item (c) of Form 10-K.

(b) Reports on Form 8-K

  The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the fiscal quarter ended March 28, 1999.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ASECO Corporation

                                                  /s/ Sebastian J. Sicari
                                          By: _________________________________
                                                    Sebastian J. Sicari
                                                President, Chief Executive
                                             Officer, and Director (Principal
                                                    Executive Officer)

                                                     December 29, 1999

                                                   /s/ Mary R. Barletta
                                          By: _________________________________
                                                     Mary R. Barletta
                                              Vice President, Chief Financial
                                               Officer, Treasurer (Principal
                                             Financial and Accounting Officer)

                                                     December 29, 1999

                                                                    SCHEDULE II

                               ASECO CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                          Balance  Charges
                            at     to costs                          Balance at
                         beginning   and                  Other        end of
     Classification       of year  expenses Deductions Changes (1)      year
     --------------      --------- -------- ---------- -----------   ----------
Year ended March 28,
 1999
Allowance for doubtful
 accounts............... $781,000  $200,000  $ 30,000   $ 79,000(2)  $1,027,000

Year ended March 29,
 1998
Allowance for doubtful
 accounts............... $407,000  $407,000  $358,000   $325,000(1)  $  781,000

Year ended March 30,
 1997
Allowance for doubtful
 accounts............... $397,000  $100,000  $ 90,000        --      $  407,000

--------
(1) Represents the balance of the allowance for doubtful accounts of the acquisition date May 23, 1997. (See Note L to Consolidated Financial Statements.)
(2) Represents additional allowance for doubtful accounts resulting from final settlement of acquisition purchase price. (See Note L to Consolidated Financial Statements.)