Form 10-Q/A
period 1999-09-26
ASECO CORP
filed 1999-12-30
CIK 896645

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                  FORM 10-Q/A

                               ----------------

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


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
 PART I.  FINANCIAL INFORMATION

 Item 1.  Condensed Consolidated Financial Statements....................      3

          Condensed Consolidated Balance Sheets (unaudited) at September
          26, 1999 and March 28, 1999....................................      3

          Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended September 26, 1999 and September
          27, 1998.......................................................      4

          Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended September 26, 1999 and September 27,
          1998...........................................................      5

          Notes to Condensed Consolidated Financial Statements...........    6-8

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................   9-15

 Item 3.  Quantitative and Qualitative Disclosure About Market Risk......     15

 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings..............................................     16

 Item 2.  Changes in Securities and Use of Proceeds......................     16

 Item 3.  Defaults upon Senior Securities................................     16

 Item 4.  Submission of Matters to a Vote of Security Holders............     16

 Item 5.  Other Information..............................................     16

 Item 6.  Exhibits and Reports on Form 8-K...............................     16

          Signatures.....................................................     17

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               ASECO CORPORATION

                     Condensed Consolidated Balance Sheets
                                  (unaudited)
                (in thousands, except share and per share data)

                                                        September 26, March 28,
                                                            1999        1999
                                                        ------------- ---------
Assets
Current assets
  Cash and cash equivalents............................    $ 1,652     $ 1,229
  Accounts receivable, less allowance for doubtful
   accounts of $1,014 at September 26, 1999 and $1,027
   at March 28, 1999...................................      6,437       4,041
  Inventories, net.....................................      5,624       5,893
  Prepaid expenses and other current assets............        330       1,918
                                                           -------     -------
    Total current assets...............................     14,043      13,081
Plant and equipment, at cost...........................      7,341       7,341
Less accumulated depreciation and amortization.........      5,666       5,207
                                                           -------     -------
                                                             1,675       2,134
Other assets, net......................................        124         109
                                                           -------     -------
                                                           $15,842     $15,324
                                                           =======     =======
Liabilities and Stockholders' Equity
Current liabilities
  Line of credit.......................................    $ 1,351     $   475
  Accounts payable.....................................      2,865       1,964
  Accrued expenses.....................................      2,509       2,868
  Current portion of capital lease obligations.........          4          12
                                                           -------     -------
    Total current liabilities..........................      6,729       5,319
Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued and outstanding.............        --          --
  Common stock, $.01 par value: Authorized 15,000,000
   shares, issued and outstanding 3,908,370 and
   3,832,799 shares at September 26, 1999 and March 28,
   1999, respectively..................................         39          38
Additional paid in capital.............................     18,422      18,321
Accumulated deficit....................................     (9,376)     (8,382)
Foreign currency translation adjustment................         28          28
                                                           -------     -------
    Total stockholders' equity.........................      9,113      10,005
                                                           -------     -------
                                                           $15,842     $15,324
                                                           =======     =======

            See notes to condensed consolidated financial statements

                               ASECO CORPORATION

                Condensed Consolidated Statements of Operations
                                  (unaudited)
                (in thousands, except share and per share data)

                              Three months ended           Six months ended
                          --------------------------- ---------------------------
                          September 26, September 27, September 26, September 27,
                              1999          1998          1999          1998
                          ------------- ------------- ------------- -------------
Net sales...............   $    5,652    $    4,395    $   10,369    $   11,025
Cost of sales...........        3,345         3,641         6,158         7,701
                           ----------    ----------    ----------    ----------
  Gross profit..........        2,307           754         4,211         3,324
Research and development
 costs..................          850         1,217         1,706         2,876
Selling, general and ad-
 ministrative expense...        1,859         2,151         3,473         4,537
Restructuring charge....          --          1,300           --          1,300
                           ----------    ----------    ----------    ----------
  Loss from operations..         (402)       (3,914)         (968)       (5,389)
Other income (expense):
  Interest income.......          --             31                          58
  Interest expense......          (41)          (54)          (50)          (59)
  Other, net............          --             20            24            11
                           ----------    ----------    ----------    ----------
                                  (41)           (3)          (26)           10
                           ----------    ----------    ----------    ----------
Loss before income
 taxes..................         (443)       (3,917)         (994)       (5,379)
Income tax benefit......          --           (347)          --           (689)
                           ----------    ----------    ----------    ----------
Net loss................        ($443)      ($3,570)        ($994)      ($4,690)
                           ==========    ==========    ==========    ==========
Loss per share, basic...       ($0.11)       ($0.96)        ($.26)       ($1.26)
Shares used to compute
 loss per share, basic..    3,881,000     3,735,000     3,861,000     3,734,000
Loss per share,
 diluted................       ($0.11)       ($0.96)        ($.26)       ($1.26)
Shares used to compute
 loss per share,
 diluted................    3,881,000     3,735,000     3,861,000     3,734,000



            See notes to condensed consolidated financial statements

                               ASECO CORPORATION

                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)
                                 (in thousands)

                                                         Six months ended
                                                    ---------------------------
                                                    September 26, September 27,
                                                        1999          1998
                                                    ------------- -------------
Operating activities:
Net loss..........................................     $  (994)      $(4,690)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization...................         504         1,009
  Loss on sale of plant and equipment.............         --              5
  Restructuring charge............................         --          1,300
  Inventory write-off.............................         --            850
Changes in assets and liabilities:
  Accounts receivable.............................      (2,396)        3,246
  Inventories, net................................         269          (978)
  Prepaid expenses and other current assets.......       1,588            66
  Accounts payable and accrued expenses...........         542        (3,988)
                                                       -------       -------
    Total adjustments.............................         507         1,510
                                                       -------       -------
    Cash used in operating activities.............        (487)       (3,180)
Investing activities:
  Proceeds from sale of plant and equipment.......         --              7
  Acquisition of plant and equipment..............         --           (342)
  Increase in software development costs and other
   assets.........................................         (60)         (136)
                                                       -------       -------
    Cash used in investing activities.............         (60)         (471)
Financing activities:
  Net proceeds from issuance of common stock......         102            50
  Borrowings on line of credit....................         876         4,390
  Payments of long-term capital lease
   obligations....................................          (8)          (16)
                                                       -------       -------
    Cash provided by financing activities.........         970         4,424
                                                       -------       -------
    Effect of exchange rate changes on cash.......         --              3
    Net increase in cash and cash equivalents.....         423           776
Cash and cash equivalents at the beginning of
 period...........................................       1,229         4,431
                                                       -------       -------
Cash and cash equivalents at the end of period....     $ 1,652       $ 5,207
                                                       =======       =======

            See notes to condensed consolidated financial statements

                               ASECO CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the Three and Six Months Ended September 26, 1999

  1. Basis of Presentation--The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 26, 1999 are not necessarily indicative of the results that may be expected for the year ended March 26, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended March 28, 1999.

  2. Comprehensive Income--Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130) requires the reporting and display of comprehensive income and its components. Under this standard, certain revenues, expenses, gains and losses recognized during the period are included in comprehensive income, regardless of whether they are considered to be results of operations of the period. During the second quarter of fiscal 2000, total comprehensive loss amounted to $443,000 versus comprehensive loss of $3,534,000 for the second quarter of fiscal 1999. Comprehensive loss for the first six months of fiscal 2000 was $994,000 versus comprehensive loss for the first six months of fiscal 1999 of $4,665,000. The difference between comprehensive loss and net loss as reported on the Consolidated Statements of Operations is attributable to the foreign currency translation adjustment.

  3. New Accounting Pronouncements--The Company has not yet adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which is required to be adopted in fiscal 2002, as amended by Financial Accounting Standards No. 137. Adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

  4. Inventories--

                                                         September 26, March 28,
                                                             1999        1999
                                                         ------------- ---------
                                                             (in thousands)
   Raw Material.........................................    $1,833      $1,966
   Work in Process......................................     3,413       3,441
   Finished Goods.......................................       378         486
                                                            ------      ------
                                                            $5,624      $5,893
                                                            ======      ======

  5. Restructuring and Other Charges--In the second quarter of fiscal 1999, the Company announced a plan to consolidate its UK wafer handling and inspection operations. This plan included the closure of the Company's UK facility and related transfer of manufacturing and other operations to the United States as well as the discontinuation of several older product models. The Company's actions resulted in the elimination of approximately 20 positions, principally in the manufacturing, selling and administration areas. Benefits expected to be derived from the restructuring effort beginning in the third quarter of fiscal 1999 included estimated annualized cost savings of approximately $1.4 million from elimination of duplicate manufacturing facilities and functions, consolidation of selling and administrative functions in the US and reductions in headcount. In conjunction with this plan, the Company recorded a $2.2 million special charge, including a $850,000 charge to cost of sales for inventory write-downs related to product discontinuation and a $1.3 million restructuring charge. Inventory included in the $850,000 charge was principally related to inventory parts purchased in anticipation of commercialization of one of the Company's in-process projects which was abandoned in this quarter. The

                               ASECO CORPORATION
inventory was written down to $0 representing management's estimate of fair value. The inventory was crated and stored offsite to provide evidence, if needed, for breach of warranty and representation claims, concerning the Western Equipment Develpments (Holdings) Ltd. ("WED") purchase agreement. No recovery was ever received for this inventory. The Company intends to discard the inventory as soon as possible. The principal components of the restructuring charge include $495,000 for a write-down of fixed assets no longer used by the operation, which assets were discarded, $241,000 for severance related charges, $325,000 for a write-down of goodwill related to the impairment of such assets indicated using estimated discounted future cash flows, $65,000 of lease termination and related costs, $98,000 for a write-down of UK government grant monies receivable and repayment of amounts previously received for grant activity as a result of abandonment of the automated wafer logistics project and $34,000 for other assets.

  In the fourth quarter of fiscal 1999, the Company recorded a special charge of $6.2 million. The charge reflects the impact of continuing unfavorable conditions in the semiconductor capital equipment market, a more gradual recovery than was previously anticipated and the effect of expected future technology changes in this market upon the Company's product line, cost structure and asset base. As a result of market studies conducted by the Company in its fiscal fourth quarter, it was determined that a more rapid change away from older package configurations such as the plastic leaded chip carrier (PLCC) to small outline (SO) and chipscale packages would occur than the Company previously expected. As a result, the Company determined that future demand for its current product portfolio would not be as strong as anticipated earlier in the fiscal year and, accordingly, revised its fiscal 2000 and beyond forecasted operating plans. Based on this information, the Company also redirected its development efforts toward a new product to address the newer package configurations. Components of the $6.2 million charge included:

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

                               ASECO CORPORATION

  6. Credit Facility--On August 19, 1999, the Company entered into a two-year revolving credit agreement (the "Credit Agreement") allowing for maximum availibility of $3.0 million based on a percentage of qualified accounts receivable and inventory. Borrowings under the Credit Agreement are secured by all the assets of the Company and are subject to certain financial covenants including specified levels of net worth, and debt to net worth ratios and limitations on capital expenditures. Interest accrues on outstanding balances under the Credit Agreement at prime plus 1.5%. As of November 5, 1999, availibility under this facility was $3.0 million. The Company's indebtedness for borrowed money was $1,351,000 at September 26, 1999, compared to $475,000 at March 28, 1999. As of September 26, 1999, the Company was in compliance with all covanants under the Credit Agreement.

  7. Repayment of Loan--On July 6, 1999, an executive officer repaid $140,000 to the Company in settlement of the principal portion of an outstanding loan. The Board of Directors agreed to forgive all accrued interest on such loan.

  8. Taxes--No tax benefit was recorded in the second quarter of fiscal 2000 because no benefit from operating loss carryback provisions was available to the Company. The Company recorded a valuation allowance for deferred tax assets, principally representing net operating loss carryforwards and other deferred tax assets the realization of which the Company does not deem more likely than not.

  9. Merger--On September 20, 1999, the Company announced a definitive merger agreement with Micro Component Technology, Inc., a test handler manufacturer. The transaction, which is structured as a stock merger, is valued at approximately $16.3 million, subject to certain adjustments. The agreement has been approved by the Board of Directors of each company and is subject to approval by the shareholders of each company and regulatory agencies. The Company anticipates that the merger will close in December 1999.

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

 Results of Operations--Overview

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

  In the fourth quarter of fiscal 1999, the Company recorded a special charge of $6.2 million. The charge reflects the impact of continuing unfavorable conditions in the semiconductor capital equipment market, a more gradual recovery than was previously anticipated and the effect of expected future technology changes in this market upon the Company's product line, cost structure and asset base. As a result of market studies conducted by the Company in its fiscal fourth quarter, it was determined that a more rapid change away from older package configurations such as the plastic leaded chip carrier (PLCC) to small outline (SO) and chipscale packages would occur than the Company previously expected. As a result, the Company determined that future demand for its current product portfolio would not be as strong as anticipated earlier in the fiscal year and, accordingly, revised its fiscal 2000 and beyond forecasted operating plans. Based on this information, the Company also redirected its development efforts toward a new product to address the newer package configurations. Components of the $6.2 million charge included:

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

 Three and Six Months Ended September 26, 1999 and September 27, 1998

  Net sales for the second quarter of fiscal 2000 increased 29% to $5.7 million from $4.4 million for the second quarter of fiscal 1999. For the first six months of fiscal 2000, net sales decreased 6% to $10.4 million from $11.0 million for the same period last year. The increase in quarterly net sales resulted from an increase in demand for the Company's products, particularly those serving the small outline (SO) and accelerometer product markets, resulting from improved semiconductor capital equipment market conditions. Although demand for the Company's products improved in the second quarter of fiscal 2000, net sales of $10.4 million for the first six months of fiscal 2000 were less than the net sales of $11.0 million for the same period in fiscal 1999. The overall decline was due to continued weakness in the semiconductor capital equipment market experienced in fiscal 1999, continuing into fiscal 2000, resulting in lower sales for the first six months of fiscal 2000.

  International sales represented approximately 18% of net sales in the second quarter and first six months of fiscal 2000 compared to 35% and 42% of net sales in the second quarter and first six months of fiscal 1999, respectively. The decrease in international sales as a percentage of total sales resulted from a lower level of semiconductor package testing outside of the United States by the Company's customers and lower demand for one of the Company's product models serving the plastic leaded chip carrier ("PLCC") market for which the Company's customers are located overseas.

  Gross profit for the second quarter of fiscal 2000 was $2.3 million, or 41% of net sales, compared to $754,000, or 17% of net sales, in the second quarter of fiscal 1999. During the first six months of fiscal 2000, gross profit was $4.2 million, or 41% of net sales compared to $3.3 million, or 30% of net sales, for the same period in fiscal 1999. Gross profit in the second quarter and first six months of fiscal 1999 was negatively impacted by a special charge of $850,000 described above in the section "Results of Operations--Overview". Furthermore, the gross profit margins were negatively affected by lower sales volumes. Additionally, gross profit in the quarterly and six month periods in each fiscal year was significantly influenced by a product shipment mix including a larger percentage of the Company's lower gross margin products. This is due to the fact that during the second quarter of fiscal 1999, the Company began shipping units of a product for which it acts as a distributor and which have gross margins that are 50% lower than its manufactured products.

  Research and development costs decreased 30% to $850,000 in the second quarter of fiscal 2000 from $1.2 million in the same quarter last year. Research and development costs for the first six months of fiscal 2000 decreased 41% to $1.7 million from $2.9 million in the first six months of the prior year. The decrease in spending was primarily the result of workforce reductions of approximately 28%, or 13 people, implemented during the second half of fiscal 1999. Development spending in the first six months of fiscal 2000 was focused on various enhancements and features for the Company's existing products and a new test handler platform.

  Selling, general and administrative expenses decreased 14% to $1.9 million in the second quarter of fiscal 2000 from $2.2 million in the second quarter of fiscal 1999. During the first six months of fiscal 2000, selling, general and administrative expenses decreased 23% to $3.5 million compared to $4.5 million for the same period in fiscal 1999. The decrease in selling, general and administrative expenses was a result of reductions in headcount of approximately 25%, or 13 people, implemented during the second half of fiscal 1999, and strict controls representing periodic management review of discretionary spending including reduced travel and trade show related expenses. The reduced discretionary spending resulting in approximate savings of approximately $200,000 in the first half of fiscal 2000 versus the same period in fiscal 1999.

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

  During fiscal 1998, the Company recorded a charge of approximately $6.1 million for in-process research and development related to its May 23, 1997 acquisition of Western Equipment Developments (Holdings) Ltd. The significant projects related to this charge were an automated wafer logistics unit, a wafer sorter and an optical inspection station. In September 1998, as part of the Company's plan to consolidate its UK wafer handling and inspection operation, the Company decided to abandon both the automated wafer logistics and the sorter projects. As of the end of fiscal 1998, the Company estimated that $1.2 million would be incurred over the next three years in connection with the completion of acquired research and development. During fiscal 1999 the Company incurred approximately $600,000 related to the completion of these products. Although expected to be completed during fiscal 1999, commercialization of the optical inspection station was delayed until fiscal 2000. As a result, the Company anticipates increased revenue levels and cash inflows for this product in fiscal 2001. The Company does not expect to incur additional costs on these projects. The costs incurred to date on the projects did not exceed the Company's original estimate of $1.2 million.

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

  The Company used approximately $30,000 to fund internal software development costs while capital expenditures were deminimus as a result of a Company-wide freeze on capital spending. Lastly, in the second quarter of fiscal 2000 the Company received an income tax refund in the amount of approximately $1.3 million related to federal taxes paid by the Company in fiscal 1998 and prior periods.

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

  Liquidity--As of September 26, 1999 the Company had cash, net of borrowings, of $301,000 and working capital of approximately $7.3 million. As a result of anticipated continued weakness in the semiconductor market, the Company expects to incur further losses in future quarters which will negatively impact its liquidity position. Although the Company believes that funds generated from operations, existing cash balances and available borrowing will be sufficient to meet the Company's cash requirements for at least the next twelve months, if the Company is unable to meet its operating plan, the Company may require additional capital. There can be no assurance that if the Company is required to secure additional capital that such capital will be available on reasonable terms, if at all, at such time as required by the Company.

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

  Reliance on Distributor--In November 1997, Aseco entered into a distribution agreement with Rasco A.G. ("Rasco") pursuant to which Aseco markets and sells Rasco's SO1000 test handler in the United States, Canada and Taiwan. To achieve sales objectives, the Company must rely on Rasco to build and ship test handlers in accordance with a quarterly schedule. There can be no assurance that Rasco will be able to consistently meet such a schedule. Accordingly, the Company's operating results are subject to variability from quarter to quarter and could be adversely affected for a particular quarter if shipments for that quarter were lower than anticipated. Additionally, termination of the Rasco relationship with the Company could adversely affect the Company's financial performance. There can be no assurance that the Company will be able to retain and its current distribution agreement with Rasco.

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

  International Operations--In the second quarter and first six months of fiscal 2000, 18% of the Company's net sales were derived from customers in international markets compared to 35% and 42% in the second quarter and first six months of fiscal 1999. The Company is therefore subject to certain risks common to many export activities, such as governmental regulations, export license requirements, air transportation disruptions, freight rates and the risk of imposition of tariffs and other trade barriers. A portion of the Company's international sales are invoiced in foreign currencies and, accordingly, are subject to fluctuating currency exchange rates. As such there can be no assurance that the Company will be able to protect its position by hedging its exposure to currency exchange rate fluctuations.

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

                          PART II--OTHER INFORMATION

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

ITEM 5. OTHER INFORMATION:

  None.

ITEM 6. LISTING OF EXHIBITS

 Exhibit
   No.   Description
 ------- -----------
 10.24   Commercial Revolving Loan and Security Agreement dated August 19,
         1999, between the Company and American Commercial Finance Corporation,
         filed with the Commission on November 10, 1999 as Exhibit 10.24 to the
         Company's Form 10-Q for the quarter ended September 26, 1999 and incorporated herein by reference.
 2.0     Agreement and Plan of Merger, dated as of September 18, 1999 by and between the Company, Micro Component Technology, Inc. and MCT
         Acquisition, Inc. filed with the Commission on November 10, 1999 as
         Exhibit 2.0 to the Company's Form 10-Q for the quarter ended September
         26, 1999 and incorporated herein by reference.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

              Signature                              Title                       Date
              ---------                              -----                       ----
     /s/ Sebastian J. Sicari           President, Chief Executive Officer  December 29, 1999
______________________________________  (Principal Executive Officer)
         Sebastian J. Sicari
       /s/ Mary R. Barletta            Vice President, Chief Financial     December 29, 1999
______________________________________  Officer, Treasurer (Principal
           Mary R. Barletta             Financial and Accounting Officer)